Form 10-K
period 1994-01-01
SPRINGS INDUSTRIES INC
filed 1994-03-30
CIK 93102

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-K
           /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year Ended January 1, 1994

           / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             For The Transition period from ________ to ___________

                           Commission File No. 1-5315

                            SPRINGS INDUSTRIES, INC.

             (Exact name of registrant as specified in its charter)


         SOUTH CAROLINA                                     57-0252730
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

        205 NORTH WHITE STREET                                  29715
       FORT MILL, SOUTH CAROLINA                              (Zip Code)
(Address of principal executive offices)

              Registrant's telephone number, including area code:
                                 (803) 547-1500
           Securities registered pursuant to Section 12(b) of the Act

                                                     Name of each exchange
             Title of each class                      on which registered
    ------------------------------------          ---------------------------
    Class A Common Stock; $.25 par value             New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act

                                     None
================================================================================
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days.  Yes  /X/   No  / /
================================================================================
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)
================================================================================
Aggregate market value of Springs Industries, Inc. Common Stock, excluding treasury shares, held by nonaffiliates as of March 23, 1994, was $356,146,318.
================================================================================
As of March 23, 1994, there were 9,735,510 shares of Class A Common Stock and 7,852,087 shares of Class B Common Stock of Springs Industries, Inc. outstanding.
================================================================================
                      DOCUMENTS INCORPORATED BY REFERENCE
================================================================================
Specified Portions of Annual Report to Security Holders for Fiscal Year Ended January 1, 1994 (Parts I & II)
================================================================================
Specified Portions of Proxy Statement to Security Holders dated March 2, 1994 (Parts III & IV)
================================================================================

               ------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

               ------------------------------------------------


                            FORM 10-K ANNUAL REPORT
                            -----------------------

                            SPRINGS INDUSTRIES, INC.
                            ------------------------

                                *  *  *  *  *  *

                         TABLE OF CONTENTS TO FORM 10-K
                         ------------------------------


                                          PART I
                                          ------


ITEM                                                                                          PAGE
- ----                                                                                          ----
1.  BUSINESS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    4

2.  PROPERTIES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    7

3.  LEGAL PROCEEDINGS   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8

4.  SUBMISSION OF MATTERS TO A VOTE OF
      SECURITY HOLDERS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8


                                          PART II
                                          -------

5.  MARKET FOR REGISTRANT'S COMMON EQUITY
      AND RELATED STOCKHOLDER MATTERS   . . . . . . . . . . . . . . . . . . . . . . . . . .    8

6.  SELECTED FINANCIAL DATA   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    8

7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATION  . . . . . . . . . . . . . . . . . . . .    8


                                          PART II
                                          -------


ITEM                                                                                         PAGE
- ----                                                                                         ----
8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA   . . . . . . . . . . . . . . . . . . . . .    9

9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
      ACCOUNTING AND FINANCIAL DISCLOSURE   . . . . . . . . . . . . . . . . . . . . . . . .    9


                                          PART III
                                          --------


10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
      REGISTRANT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   10

11. EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
      AND MANAGEMENT  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   12

13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  . . . . . . . . . . . . . . . . . . . .   13


                                          PART IV
                                          -------


14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
      REPORTS ON FORM 8-K   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15

FINANCIAL STATEMENT SCHEDULES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17

INDEPENDENT AUDITORS' REPORT
      REGARDING SUPPLEMENTAL FINANCIAL STATEMENT
      SCHEDULES   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   22

EXHIBITS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   23


                  --------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                  --------------------------------------------

                            FORM 10-K ANNUAL REPORT
                            -----------------------

                            SPRINGS INDUSTRIES, INC.
                            ------------------------

PART I

ITEM 1.    BUSINESS


(A) GENERAL DEVELOPMENT OF BUSINESS.

        Springs Industries, Inc., a corporation organized under the laws of the State of South Carolina, began its operations in 1888. Springs' principal executive offices are located at 205 North White Street, Fort Mill, South Carolina 29715 (telephone number: 803/547-1500). The Company's operations are conducted by various divisions and legal subsidiaries, each of which operates within either the home furnishings or specialty fabrics industry segment.

        The term "Springs" or "the Company" as used herein means Springs Industries, Inc., and its subsidiaries unless clearly indicated otherwise.


(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

        Financial information for the home furnishings and specialty fabrics segments is incorporated by reference from the Springs Industries, Inc. 1993 Annual Report to Shareholders ("Annual Report") under the caption "Industry Segment Information," page 12.


(C) NARRATIVE DESCRIPTION OF BUSINESS.

        HOME FURNISHINGS SEGMENT -- The home furnishings segment manufactures, purchases for resale, and markets finished products, including sheets, pillowcases, bedspreads, comforters, soft window coverings, shower curtains, bath rugs and other bath products and juvenile novelties. These products are sold primarily under the trademarks Springmaid(R), Wamsutta(R), Supercale(R), Andre Richard(R), Pacific(R), Custom Designs(TM), Performance(TM), Wabasso(R) and Texmade(R) and under private labels. The segment also manufactures, purchases for resale, and markets decorative window products, including vertical and horizontal blinds, window shades, and window covering hardware. These products are sold primarily under the trademarks Graber(R), Bali(R), Fashion Pleat(R), and CrystalPleat(R) and also under private labels. During 1992 the Company acquired the marketing and distribution operations of C. S. Brooks Canada, Inc. and the Griffiths-Kerr division of Finlayson Enterprises, Ltd., both located in Canada, in a continuing effort to better serve Canadian home furnishings customers and to expand the Company's presence in the Canadian market.

    SPECIALTY FABRICS SEGMENT -- The specialty fabrics segment manufactures, purchases for resale, and markets a broad range of finished fabrics for
apparel, upholstery, industrial and specialty end uses.   Apparel and
upholstery fabrics are sold principally to apparel manufacturers, to decorative home furnishings manufacturers and to the home sewing market primarily under the trademarks Springmaid(R), Wamsutta(R), and Ultrasuede(R) and under private labels. Industrial fabrics, which include (i) fiber glass industrial fabrics principally for use in printed electronic circuit boards, advanced composites and reinforced plastics applications, and as a substrate for coating and laminating processes, and (ii) industrial fabrics for use in the printing and electrical industries, are sold under the Clark-Schwebel(TM) trademark. Other specialty fabrics, which include (i) fabrics for use in antiballistic vests and helmets, sporting goods and various other end uses, and (ii) protective and fire retardant fabrics for use in industrial and military apparel and for mattress coverings, draperies and upholstery, are sold under the trademarks Firegard(R), Synergy(R), and Ultima(TM).
        On March 25, 1993, Springs' subsidiary, Clark-Schwebel, Inc., contributed its European fiber glass subsidiaries and $8.8 million in cash to CS-Interglas A.G., of Ulm, Germany, in consideration of a minority interest in CS-Interglas A.G. and a convertible debenture.

    RESTRUCTURING -- In 1990, the Company announced a restructuring plan for certain parts of its operations to consolidate manufacturing operations, convert certain finished fabric facilities to home furnishings production, and offer early retirement to qualifying employees. For further details of this restructuring plan, see Note 3 to the Consolidated Financial Statements, which can be found on Page 19 of the Annual Report.

    RAW MATERIALS -- Raw materials used by the Company include cotton, polyester, and other natural and manmade fibers, fiber glass and aramid yarns, fabrics formed from natural and manmade yarns, and dyes and chemicals. Such raw materials are readily available; and, with the exception of certain aramid fibers and yarns (which are used by the specialty fabrics segment in some of its products), the Company is not dependent on any one supplier as a source for raw materials. Any shortage in the cotton supply by reason of weather, disease or other factors, or significant increases in the price of cotton or polyester, however, could adversely affect the Company's operations.

    TRADEMARKS -- The Company considers its trademarks to be of material importance to its business. Protection for these marks is obtained, in part, through United States and foreign trademark registrations.
        The home furnishings segment uses certain licensed designs and trademarks which may be considered to be of material importance to this segment. These include a license agreement with Bill Blass, Ltd. and multiple license agreements with The Walt Disney Company.

    WORKING CAPITAL -- The Company's working capital requirements are funded by its operating cash flow, commercial paper borrowings and short-term bank borrowings. Trade receivables are, in the main, collectible in 60 days or less.

    CUSTOMERS -- In 1993, sales to Wal-Mart Stores, Inc. equaled 11% of Springs' total sales; no other single customer accounted for ten percent or more of Springs' total sales.

    BACKLOG ORDERS -- The unfilled order position at January 1, 1994, amounted to approximately $209 million. The unfilled order position at January 2, 1993, was approximately $232 million. The Company's unfilled order position has decreased in the past two years due primarily to (i) a planned shift in sales to home furnishings from apparel fabrics (where home furnishings have historically had shorter lead times for orders than apparel fabrics), and (ii) an emphasis by the Company, as well as its competitors, to shorten the time period necessary to fill orders for goods.

    COMPETITIVE CONDITIONS -- The markets in which the principal products of the Company are sold are highly competitive as to price, quality, customer service and product design.

    ENVIRONMENTAL EXPENDITURES -- The Company spent approximately $5.2 million on environmental and related safety and health projects in 1993 and expects to spend approximately $5.1 million in 1994.

    ASSOCIATES -- Approximately 20,500 associates were employed by Springs and its subsidiaries at the end of 1993.

(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES.


International sales of home furnishings and specialty fabric products are made through Springs' divisions and its subsidiaries. International sales accounted for approximately 7.3 percent of total sales in 1993.



ITEM 2.     PROPERTIES

    The Company owns its Executive Office Building and its Research and Development Center in Fort Mill, South Carolina, and the twenty-one story Springs Building at 104 West 40th Street, New York, New York. The Springs Building contains sales headquarters for two of the Company's divisions and other staff support offices. A majority of the Springs Building is leased to other businesses.

    The Springmaid Home Fashions Division, Performance Division and Wamsutta Home Products Division lease offices in New York, New York at 787 7th Avenue and 1285 Avenue of the Americas. Other divisions lease additional space in other locations for administration and sales offices and distribution centers.

    The Company also owns a customer service center located near Lancaster, South Carolina. This facility houses customer service operations, computer and data processing operations and accounting offices.

    Springs has sixteen plants used in the manufacture of grey goods, six dyeing, printing and finishing plants, nine fabricating plants, four plants used in the manufacture of decorative window products and four fiber glass fabric manufacturing plants. Of these plants, twenty-four are in South Carolina, four in North Carolina, three in Georgia, two each in Alabama and California, and one each in Pennsylvania, Tennessee, Wisconsin and Nevada.

    The home furnishings segment uses twenty-five of these plants and the specialty fabrics segment uses eight. In addition, the home furnishings and specialty fabrics segments share six plants. Five of these plants are leased either through industrial revenue bond financing or through other leases. In addition, the Pennsylvania plant is subject to a mortgage. All other plants are owned by Spring and are unencumbered.

All plants are well maintained and in good operating condition.

ITEM 3.     LEGAL PROCEEDINGS

Information required by this Item is contained in Notes to Consolidated Financial Statements, Note 10. - Other Matters, found on page 23 of the Annual Report and incorporated herein by reference.



ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None reportable.





PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

    Class A Common Stock of Springs is traded on the New York Stock Exchange. As of March 23, 1994, there were approximately 3,133 holders of record of Class A Common Stock, and approximately 85 holders of Class B Common Stock.
No established trading market exists for Class B Common Stock. However, Class B Common Stock may, at the election of the holder, be exchanged at any time for Class A Common Stock.
    Information required by this Item on the sales prices and dividends of the Common Stock of Springs is incorporated by reference from page 25 of the Annual Report under the caption "Quarterly Financial Data (Unaudited), Dividends and Price Range of Common Stock."


ITEM 6.     SELECTED FINANCIAL DATA

    Information required by this Item is incorporated by reference from pages 26 and 27 of the Annual Report under the caption "Selected Financial Data."


ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATION

    Management's discussion and analysis of financial condition and results of operations required by this Item is incorporated by reference from pages 13 and 14 of the Annual Report under the caption "Management's Discussion and Analysis of Operations and Financial Condition."
    In addition, in view of events that have occurred following the issuance of the Annual Report, the Company announced on March 22, 1994, a plan to reduce annual operating costs by at least $15 million, coupled with a general price increase for its bedding products effective at midyear. The cost reduction plan includes acceleration of expense-cutting programs already in progress; deferral of certain capital projects with associated expense; reduction of salaried jobs through consolidations, anticipated attrition and a hold on new hiring; and efficiencies in administrative areas as a result of systems improvements.
    The cost-cutting plan was stepped up in response to the Company's lower than expected earnings during the first two months of 1994. Home furnishings, the larger of Springs' two business segments, experienced pressure on its sales and margins. As a result, the Company presently expects to report first quarter earnings in the range of $.30 - $.35 per share compared with last year's $.51 per share (exclusive of a one-time accounting charge of $4.07 due to the Company's adoption of Statements of Financial Accounting Standards No. 106 and No. 109).
    The general price increase for the Company's bedding products was partly in response to the expected future impact of markedly higher cotton prices.



ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Financial statements, including the report of independent certified public accountants, and supplementary data required by this Item are incorporated by reference from the Annual Report. See Item 14 for a list of financial statements and the pages of the Annual Report from which they are incorporated. Supplementary data is incorporated by reference from page 25 of the Annual Report under the caption "Quarterly Financial Data (Unaudited), Dividends and Price Range of Common Stock."



ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE


    None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information about directors required by this Item is incorporated by reference from the Company's Proxy Statement to Security Holders dated March 2, 1994, (the "Proxy Statement") under the captions "Directors, Nominees, and Election of Directors and Beneficial Ownership of Common Stock" and "Information Regarding the Board of Directors" on pages 2 through 6 of the Proxy Statement. The information on Executive Officers is listed below.



                                           Position and Business
Name                   Age                       Experience
- ----                   ---                 ---------------------
Crandall C. Bowles      46     Executive Vice President - Springs and President
                               -Textile Manufacturing Group (March 1993 to present). Executive Vice President - Growth and
                               Development (April 1992 to February 1993).
                               Director (1978 to present).  President - The
                               Springs Company (1982 to April 1992).

C. Powers Dorsett       49     Vice President - General Counsel and Secretary
                               (February 1990 to present).  Assistant General
                               Counsel, Flowers Industries, Inc. (August 1989 to January 1990). Vice President, General
                               Counsel and Secretary, West Point-Pepperell,
                               Inc. (1988-89).

Walter Y. Elisha        61     Chairman of the Board (October 1983 to present)
                               and Chief Executive Officer (1981 to present).
                               President (December 1989 to present).  Director
                               (February 1980 to present).

Richard D. Foster       54     Vice President - Human Resources (May 1990 to
                               present); Manager - Human Resources, Major
                               Appliance Business Group, General Electric Co.
                               (June 1987 to May 1990).

Stephen P. Kelbley    51     Executive Vice President - Springs (September
                             1991 to present).  President - Specialty Fabrics
                             Group (March 1994 to present).  Chief Financial
                             Officer (September 1991 to March 1994).  Senior
                             Vice President - Finance and Chief Financial
                             Officer, Bausch & Lomb Incorporated (August 1984 to August 1991).

James C. McKelvey     49     Vice President - Controller (November 1993 to
                             present).  Vice President - Controller,
                             Springmaid/Performance Home Fashions Division
                             (1987 to November 1993).

Robert W. Moser       55     Executive Vice President - Springs (July 1989 to
                             present).  President - Specialty Fabrics Group
                             (March 1993 to March 1994).  President - Finished
                             Fabrics Group (July 1989 to March 1993 ).
                             President - Windows Group (September 1991 to March
                             1993).  Vice President - Finished Fabrics Group
                             (August 1987 to June 1989).

Thomas P. O'Connor    48     Executive Vice President - Springs (August 1992 to
                             present).  President - Home Fashions Group
                             (February 1993 to present).  Senior Vice President
                             - Springs (September 1991 to August 1992).
                             President - Bed and Bath Group (September 1991 to
                             February 1993).  President - Springmaid Home
                             Fashions Division (1988 to August 1991).

Robert L. Thompson    57     Vice President - Public Affairs (September 1986 to
                             present).

J. Spratt White    52      Senior Vice President - Growth and Development
                           (March 1993 to present).  Senior Vice President -
                           Springs and President - Diversified Products Group
                           (February 1990 to March 1993).  Senior Vice
                           President - Human Resources (June 1989 to May
                           1990.) Senior Vice President, General counsel and
                           Corporate Secretary (June 1985 to February 1990).

James F. Zahrn     43      Vice President - Finance and Treasurer (March 1994
                           to present). Vice President and Treasurer (May 1993 to March 1994). Treasurer (August 1986 to May 1993).


- ------------------------------------------
Crandall Close Bowles, an Executive Vice President and director of the Company, and Leroy S. Close, a director of the Company, are sister and brother. There are no other family relationships within the director and Executive Officer group.



ITEM 11.     EXECUTIVE COMPENSATION

          Information required by this Item is incorporated by reference from the Proxy Statement under the captions "Executive Officer Compensation and Related Information," "Management Compensation and Organization Committee Report," "Employment Agreements" and "Performance Graph" on pages 7 through 15 of the Proxy Statement.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT


          Information required by this Item is incorporated by reference from the Proxy Statement under the captions "Directors, Nominees and Election of Directors and Beneficial Ownership of Common Stock" and "Information Regarding the Board of Directors" on pages 2 through 6 of the Proxy Statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information required by this Item is incorporated by reference from the Proxy Statement under the caption "Compensation Committee Interlocks and Insider Participation" and "Transactions With Certain Persons" on pages 17 and 18 of the Proxy Statement.


PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
             ON FORM 8-K

          (a)    1.     The following financial statements and independent
          auditors' report are incorporated by reference from the Annual Report as a part of this Report:

                   (i)  Consolidated Balance Sheet (Annual Report page 16).

                  (ii) Consolidated Statement of Operations and Retained Earnings (Annual Report page 15).

                 (iii) Consolidated Statement of Cash Flows (Annual Report page 17).

                  (iv) Notes to Consolidated Financial Statements (Annual Report pages 18 through 23).

                   (v)  Independent Auditors' Report (Annual Report page 24).

                 2. The following financial statement schedules* and independent auditors' report are filed as part of this Report:

                   (i) Schedule V - Property, Plant and Equipment for the Fiscal Years Ended January 1, 1994, January 2, 1993, and December 28, 1991. (1 page).

                  (ii) Schedule VI - Accumulated Depreciation of Property, Plant and Equipment for the Fiscal Years Ended January 1, 1994, January 2, 1993, and December 28, 1991.
                        (1 page).

                 (iii) Schedule IX - Short-Term Borrowings for the Fiscal Years Ended January 1, 1994, January 2, 1993, and December 28, 1991. (1 page).

                  (iv) Schedule X - Supplementary Income Information for the Fiscal Years Ended January 1, 1994, January 2, 1993, and December 28, 1991. (1 page).

                   (v)  Independent Auditors' Report.  (1 page).


*Schedules other than those included are omitted because, under applicable rules, the omitted schedules are not required, are inapplicable or the information required is included in the Financial Statements or in the Notes thereto.

                3. Exhibits required to be listed by Item 601 of Regulation S-K are listed (and, where applicable, attached) in the Exhibit Index attached hereto, which is incorporated herein by this reference.

          (b) Reports on Form 8-K: No 8-K's were filed during the last quarter of the period covered by this report.


(SIGNATURES ON NEXT PAGE)
- -------------------------

SIGNATURES
- ----------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Springs Industries, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRINGS INDUSTRIES, INC.



By:   James F. Zahrn
      ----------------------------
      James F. Zahrn,
      Vice President-Finance and
      Treasurer

Date: March 30, 1994


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: John F. Akers                         By: Crandall C. Bowles
    ---------------------------               ----------------------------
    John F. Akers, Director                   Crandall C. Bowles, Director
Date:  March 30, 1994                     Date:  March 30,1994


By: John L. Clendenin                     By: Leroy S. Close
    ---------------------------               ----------------------------
    John L. Clendenin, Director               Leroy S. Close, Director
Date:  March 30, 1994                     Date:  March 30,1994


By: Charles W. Coker                      By: Walter Y. Elisha
    ---------------------------               ----------------------------
    Charles W. Coker, Director                Walter Y. Elisha, Chairman,
Date:  March 30, 1994                         Chief Executive Officer,
                                              President, and Director
                                              (Principal Executive Officer)
                                          Date:  March 30,1994

By: Dan M. Krausse                        By: John H. McArthur
    ---------------------------               ----------------------------
    Dan M. Krausse, Director                  John H. McArthur, Director
Date:  March 30, 1994                     Date:  March 30, 1994


By: Aldo Papone                           By: Donald S. Perkins
    ---------------------------               ----------------------------
    Aldo Papone, Director                     Donald S. Perkins, Director
Date:  March 30, 1994                     Date:  March 30,1994


By: Robin B. Smith                        By: Sherwood H. Smith
    ---------------------------               ----------------------------
    Robin B. Smith, Director                  Sherwood H. Smith, Director
Date:  March 30, 1994                     Date:  March 30, 1994


By: Stewart Turley
    ---------------------------
    Stewart Turley, Director
Date:  March 30, 1994




By: James F. Zahrn                        By: James C. McKelvey
    ---------------------------               ----------------------------
    James F. Zahrn                            James C. McKelvey,
    Vice President-Finance                    Vice President and Controller
    and Treasurer                             (Principal Accounting Officer)
    (Principal Financial Officer)
Date:  March 30, 1994                     Date:  March 30,1994

                      SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, DC
                    ---------------------------------------




                         FINANCIAL STATEMENT SCHEDULES





                    * * * * * * * * * * * * * * * * * * * *

                                                                                                       FINANCIAL STATEMENT SCHEDULES
                                                                                                                          SCHEDULE V
                                                     SPRINGS INDUSTRIES, INC.
                                                     ------------------------

                                                   PROPERTY, PLANT AND EQUIPMENT
                        FOR THE FISCAL YEARS ENDED JANUARY 1, 1994, JANUARY 2, 1993, AND DECEMBER 28, 1991
                                                          (In thousands)

==================================================================================================================================
            COLUMN A                        COLUMN B          COLUMN C           COLUMN D           COLUMN E            COLUMN F
          --------------                   ------------      ------------      ------------      ------------         ------------
                                            BALANCE AT                                               OTHER             BALANCE AT
                                           BEGINNING OF       ADDITIONS                             CHANGES               END OF
         CLASSIFICATION                    FISCAL YEAR        AT COST           RETIREMENTS        ADD (DEDUCT)        FISCAL YEAR
==================================================================================================================================

Fiscal year ended January 1, 1994:
  Land and improvements.............       $   16,546          $  1,662          $    (106)         $  (553)          $   17,549
  Buildings.........................          205,190            15,186             (7,407)           (7,740)            205,229
  Machinery, equipment, leasehold
    improvements, etc...............          883,201            78,840            (13,750)          (31,015)            917,276
  Construction in progress..........           63,491            (7,399)(1)           (139)             (164)             55,789
                                           ----------          --------          ---------          --------          ----------
    Total...........................       $1,168,428          $ 88,289          $ (21,402)         $(39,472)(3)      $1,195,843
                                           ==========          ========          =========          ========          ===========

Fiscal year ended January 2, 1993:
  Land and improvements.............       $   16,086          $    519          $      (4)         $    (55)         $    16,546
  Buildings.........................          200,393             7,567             (1,726)           (1,044)             205,190
  Machinery, equipment, leasehold
    improvements, etc...............          815,980            91,653            (26,024)            1,592              883,201
  Construction in progress..........           91,184           (19,039)(1)           (298)           (8,356)              63,491
                                           ----------          --------          ---------          --------          -----------
    Total...........................       $1,123,643          $ 80,700 (2)      $ (28,052)         $ (7,863)(3)      $ 1,168,428
                                           ==========          ========          =========          ========          ===========

Fiscal year ended December 28, 1991:
  Land and improvements.............       $   14,105          $  2,339          $    (328)         $    (30)         $    16,086
  Buildings.........................          170,844            26,375             (3,111)            6,285              200,393
  Machinery, equipment, leasehold
    improvements, etc...............          833,352            86,520            (89,283)          (14,609)             815,980
  Construction in progress..........           69,574            21,610 (1)              -                 -               91,184
                                           ----------          --------          ---------          --------          -----------
    Total...........................       $1,087,875          $136,844 (2)      $ (92,722)         $ (8,354)         $ 1,123,643
                                           ==========          ========          =========          ========          ===========

(1)  Net change during the year.
(2)  Property, plant, and equipment of acquired businesses was $355 in 1992 and $20,900 in 1991.
(3)  Of this amount, ($740) in 1993 and ($4,082) in 1992 represents currency translation adjustment.  In 1993, ($40,506) represents the transfer of property of the Company's European subsidiaries to CS-Interglas A.G.



                                                                                                       FINANCIAL STATEMENT SCHEDULES
                                                                                                                         SCHEDULE VI
                                                     SPRINGS INDUSTRIES, INC.
                                                     ------------------------

                                   ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT (1)
                        FOR THE FISCAL YEARS ENDED JANUARY 1, 1994, JANUARY 2, 1993, AND DECEMBER 28, 1991
                                                          (In thousands)

====================================================================================================================================
             COLUMN A                       COLUMN B            COLUMN C            COLUMN D         COLUMN E           COLUMN F
          --------------                  ------------        ------------        ------------     ------------       ------------
                                           BALANCE AT                                                 OTHER            BALANCE AT
                                          BEGINNING OF        DEPRECIATION                           CHANGES             END OF
         CLASSIFICATION                   FISCAL YEAR            EXPENSE          RETIREMENTS      ADD (DEDUCT)       FISCAL YEAR
====================================================================================================================================

Fiscal year ended January 1, 1994:
  Land and improvements.............        $  5,668             $    372            $     (9)      $     (5)          $  6,026
  Buildings.........................          83,341                6,949              (4,695)        (4,939)            80,656
  Machinery, equipment, leasehold
    improvements, etc...............         520,114               70,765             (12,395)       (19,228)           559,256
                                            --------             --------            --------       --------           --------
      Total.........................        $609,123             $ 78,086            $(17,099)      $(24,172)(2)       $645,938
                                            ========             ========            ========       ========           ========

Fiscal year ended January 2, 1993:
  Land and improvements.............        $  5,357             $    358            $     (1)      $    (46)          $  5,668
  Buildings.........................          74,564                6,829                (434)         2,382             83,341
  Machinery, equipment, leasehold
    improvements, etc...............         471,594               70,557             (20,664)        (1,373)           520,114
                                            --------             --------            --------       --------           --------
      Total.........................        $551,515             $ 77,744            $(21,099)      $    963(2)        $609,123
                                            ========             ========            ========       ========           ========

Fiscal year ended December 28, 1991:
  Land and improvements.............        $  5,051             $    326            $    (24)      $      4           $  5,357
  Buildings.........................          69,047                6,021                (796)           292             74,564
  Machinery, equipment, leasehold
    improvements, etc...............         489,580               68,805             (74,909)       (11,882)           471,594
                                            --------             --------            --------       --------           --------
      Total.........................        $563,678             $ 75,152            $(75,729)      $(11,586)          $551,515
                                            ========             ========            ========       ========           ========

(1)  Depreciation is calculated using the straight-line method at annual rates ranging from 2.5% to 5.0% for buildings, 5.0% to
     10.0% for land improvements, and 9.1% to 33.3% for machinery, equipment, leasehold improvements, etc.
(2)  Of this amount, $525 in 1993 and $2,123 in 1992 represents currency translation adjustment.  In 1993, ($23,576) represents the transfer of accumulated depreciation of the Company's European subsidiaries to CS-Interglas A.G.


                                                                                                       FINANCIAL STATEMENT SCHEDULES
                                                                                                                         SCHEDULE IX
                                                     SPRINGS INDUSTRIES, INC.
                                                     ------------------------

                                                       SHORT-TERM BORROWINGS
                        FOR THE FISCAL YEARS ENDED JANUARY 1, 1994, JANUARY 2, 1993, AND DECEMBER 28, 1991
                                                          (In thousands)
===================================================================================================================================
                                      COLUMN A        COLUMN B          COLUMN C        COLUMN D      COLUMN E         COLUMN F
                                   --------------   ------------      ------------    ------------    ----------     ------------
                                                                                        MAXIMUM        AVERAGE         WEIGHTED
                                    CATEGORY OF                         WEIGHTED         AMOUNT         AMOUNT          AVERAGE
                                     AGGREGATE         BALANCE           AVERAGE       OUTSTANDING    OUTSTANDING    INTEREST RATE
                                    SHORT-TERM        AT END OF         INTEREST        DURING THE    DURING THE       DURING THE
                                    BORROWINGS         PERIOD              RATE          PERIOD        PERIOD(2)       PERIOD(3)
===================================================================================================================================

Year ended January 1, 1994:     PAYABLE TO BANK(1)    $61,420,000         3.7%       $135,500,000     $94,409,615        3.4%

Year ended January 2, 1993:     PAYABLE TO BANK(1)    $46,014,000         4.0%       $119,000,000     $68,632,535        4.4%

Year ended December 28, 1991:   PAYABLE TO BANK(1)    $29,200,000         5.0%       $121,000,000     $59,904,327        6.2%




(1)  Represents line of credit borrowing arrangements.

(2)  Computed by dividing the total of daily outstanding principal balances by 365.

(3)  Computed by dividing actual interest expense by average short-term debt outstanding.


                                                                                                       FINANCIAL STATEMENT SCHEDULES
                                                                                                                          SCHEDULE X
                                                     SPRINGS INDUSTRIES, INC.
                                                     ------------------------

                                                 SUPPLEMENTARY INCOME INFORMATION
                        FOR THE FISCAL YEARS ENDED JANUARY 1, 1994, JANUARY 2, 1993, AND DECEMBER 28, 1991
                                                          (In thousands)
==================================================================================================================================
             COLUMN A                                                                 COLUMN B
          --------------                                                            ------------
                                                                             CHARGED TO COSTS AND EXPENSES
                                                               ------------------------------------------------------
              ITEM                                              1993                     1992                    1991
==================================================================================================================================

Maintenance and repairs............................            $68,084                  $69,139                  $66,960
                                                               ===================================================================

Depreciation and amortization of intangible
  assets, preoperating costs and similar
  deferrals........................................              (1)                       (1)                      (1)

Taxes, other than payroll and income taxes.........              (1)                       (1)                      (1)

Royalties..........................................              (1)                       (1)                      (1)

Advertising costs..................................              (1)                       (1)                      (1)
                                                               ===================================================================



(1)  Less than 1% of total sales.


INDEPENDENT AUDITORS' REPORT
- ----------------------------




To the Board of Directors of
Springs Industries, Inc.

We have audited the consolidated financial statements of Springs Industries, Inc. as of January 1, 1994 and January 2, 1993, and for each of the three fiscal years in the period ended January 1, 1994, and have issued our report thereon dated January 31, 1994. Such consolidated financial statements and report are included in your 1993 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the consolidated financial statement schedules of Springs Industries, Inc., listed in Item 14. These consolidated financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.




/s/ DELOITTE & TOUCHE
DELOITTE & TOUCHE
Charlotte, North Carolina

January 31, 1994

                                 EXHIBIT INDEX
                                 -------------

   Item                                                             Page Number
   ----                                                             -----------
(3)  (a)    Restated Articles of
            Incorporation, restated June
            1989, incorporated by
            reference from Form 10-K,
            filed March 26, 1990 (16 pages)

     (b)    By-Laws, amended as of April
            30, 1990, incorporated
            by reference from Form 10-Q,
            filed May 14, 1990 (18 pages).
            Amendment effective April 30,
            1990, incorporated by reference
            from Form 10-K, filed March 25,
            1991 (1 page).

(10) Material Contracts - Executive Compensation
     Plans and Arrangements

     (a)    Springs' Deferred Unit Stock
            Plan, amended and restated
            effective February 22, 1990,
            incorporated by reference from
            Form 10-K, filed March 26, 1990
            (15 pages).  Amendment effective
            December 10, 1990, incorporated
            by reference from Form 10-K, filed
            March 25, 1991 (1 page).  Amendment
            effective August 16, 1990, incorporated
            by reference from Form 10-Q,
            filed November 12, 1991 (1 page).

     (b)    Springs' Restricted Stock Plan,
            incorporated by reference from
            Form 10-K, filed March 19, 1982
            (6 pages).  Amendment dated
            August 19, 1983, incorporated by
            reference from Form 10-K, filed
            March 16, 1984 (1 page).


   Item                                                             Page Number
   ----                                                             -----------
   (c)      Employment Agreement dated
            July 1, 1985, between Springs and
            Walter Y. Elisha, incorporated
            by reference from Form 10-K,
            filed March l4, 1986 (9 pages).

   (d)      Springs' Deferred Compensation
            Plan, as amended and restated on
            December 20, 1984, incorporated
            by reference from Form 10-K,
            filed March 15, 1985 (17 pages).
            Amendment dated June 17, 1988,
            incorporated by reference from
            Form 10-K, filed March 20, 1989
            (1 page).  Amendment effective
            March 1, 1990, incorporated by
            reference from Form 10-K, filed
            March 26, 1990 (3 pages).
            Amendment approved on December
            10, 1990, incorporated by
            reference from Form 10-Q, filed
            May 13, 1991 (3 pages).

   (e)      Springs' Senior Executive
            Supplemental Retirement Plan,
            incorporated by reference from
            Form 10-K, filed March 19, 1982
            (11 pages).  Amendment dated
            February 26, 1987, incorporated
            by reference from Form 10-K,
            filed March 27, 1987 (4 pages).
            Amendment dated June 20, 1991,
            incorporated by reference from
            Form 10-K, filed March 25, 1992
            (1 page).


   Item                                                             Page Number
   ----                                                             -----------
   (f)      Springs' Shadow Retirement
            Plan, incorporated by reference
            from Form 10-K, filed March 19,
            1982 (6 pages).  Amendment
            adopted October 18, 1990,
            incorporated by reference
            from Form 10-K, filed
            March 25, 1991 (3 pages).

   (g)      Springs' Deferred Compensation
            Plan for Outside Directors,
            adopted April 20, 1984,
            incorporated by reference from
            Form 10-K, filed March 15, 1985
            (19 pages).  Amendment dated
            February 26, 1987, incorporated
            by reference from Form 10-K,
            filed March 25, 1988 (1 page).

   (h)      Springs' Outside Directors COLI
            Deferred Compensation Plan
            adopted December 12, 1985,
            incorporated by reference from
            Form 10-K, filed March 14, 1986
            (10 pages).

   (i)      Springs' Senior Management COLI
            Deferred Compensation Plan
            adopted December 12, 1985,
            incorporated by reference from
            Form 10-K, filed March 14, 1986
            (11 pages).

   (j)      Springs' 1991 Incentive Stock
            Plan, as approved by shareholders
            on April 15, 1991, incorporated by
            reference from the Company's
            Proxy Statement to Shareholders
            dated February 27, 1991, under
            the caption "Exhibit A" on pages
            A-1 through A-12 of such
            Proxy Statement.


   Item                                                             Page Number
   ----                                                             -----------
   (k)      Springs' 1991 Restricted Stock
            Plan For Outside Directors, as
            approved by the Company's
            shareholders on April 15,
            1991, incorporated by
            reference from the Company's
            Proxy Statement to Shareholders
            dated February 27, 1991, under the
            caption "Exhibit B" on pages B-1
            through B-4 of such Proxy
            Statement.

   (l)      Springs' Amended and Restated
            Achievement Incentive Plan, as
            approved by the Board of Directors
            on April 13, 1992, incorporated by
            reference from Form 10-Q, filed
            May 11, 1992 (12 pages).
            Amendment approved by the Board
            of Directors on February 18, 1993,
            incorporated by reference from
            Form 10-K, filed March 31, 1993
            (10 pages).

   (m)      Springs' Contingent Compensation
            Plan adopted by the Board of
            Directors on June 20, 1991,
            incorporated by reference from
            Form 10-Q, filed November 12,
            1991 (6 pages).

(10)  Material Contracts - Other

     (a)    Master Agreement and Rate
            Swap Agreement, dated March
            24, 1986, between Springs
            Industries, Inc. and the
            Bank of New England, N.A.,
            incorporated by reference
            from Form 10-Q, filed
            August 19, 1986 (12 pages).


   Item                                                             Page Number
   ----                                                             -----------
   (b)      Loan Agreement, dated July 7,
            1986, among Springs Industries,
            Inc., Wachovia Bank, N.A.,
            Chemical Bank, Manufacturers
            Hanover Bank (Delaware), NCNB
            National Bank of North Carolina
            and The South Carolina National
            Bank, incorporated by reference
            from Form 10-Q, filed
            August 19, 1986 (66 pages).
            Amendments effective June 5,
            1989, and September 29, 1989,
            incorporated by reference from
            Form 10-K, filed March 26, 1990
            (4 pages).  Amendment effective
            December 27, 1990, incorporated
            by reference from Form 10-K,
            filed March 25, 1991 (2 pages).
            Amendment effective  May 13,
            1992, incorporated by reference
            from Form 10-K, filed March 31,
            1993 (2 pages).  Amendment effective
            March 27, 1993, filed herein
            (3 pages).

   (c)      Note Agreement for 9.375% Senior
            Notes Due July 1, 2006, dated as
            of July 7, 1986, incorporated by
            reference from Form 10-Q, filed
            August 19, 1986 (53 pages).
            Amendment effective September
            29, 1989, incorporated by
            reference from Form 10-K, filed
            March 26, 1990 (2 pages).
            Amendment effective December 27,
            1990, incorporated by reference
            from Form 10-K, filed March 25,
            1991 (2 pages).  Amendment effective
            March 29, 1992, incorporated
            by reference from Form 10-K, filed
            March 31, 1993 (2 pages).  Amendment
            effective March 27, 1993, filed herein
            (3 pages).


   Item                                                             Page Number
   ----                                                             -----------
   (d)      Long-term revolving credit
            agreements among Springs and
            several banks, dated February
            1 or 2, 1990, as back-up for
            Springs' commercial paper
            program; commercial paper
            issuing and paying agency
            agreement between Springs and
            Morgan Guaranty Trust Company
            of New York dated February 5,
            1990, incorporated by reference
            from Form 10-K, filed March 26,
            1990 (52 pages).  Amendment
            effective December 27, 1990,
            incorporated by reference
            from Form 10-K, filed March 25,
            1991 (10 pages).  Amendment
            effective June 3, 1992, incorporated
            by reference from Form 10-K, filed
            March 31, 1993 (5 pages).  Amendment
            effective  March 27, 1993, filed
            herein (3 pages).

   (e)      Note Agreement for 9.60% Senior
            Notes Due July 1, 2006, dated
            as of May 29, 1991, incorporated
            by reference from Form 10-K, filed
            March 25, 1992 (47 pages).
            Amendment effective March 29,
            1992, incorporated by reference
            from Form 10-K, filed March 31,
            1993 (1 page).  Amendment effective
            March 27, 1993, filed herein (3 pages).


   Item                                                             Page Number
   ----                                                             -----------
   (f)      Springs' Commercial paper issuing
            and paying agency agreement between
            Springs and Chemical Bank dated
            July 17, 1992; Commercial paper
            dealer agreement between Springs
            and Goldman Sachs Money Markets,
            L.P. dated July 16,1992; Long-term
            revolving credit agreements among
            Springs and several banks, dated
            July 10 - 21, 1992, as back-up for
            Springs' commercial paper program;
            all of which are incorporated by
            reference from Form 10-Q, filed
            July 31, 1992 (49 pages).  Amendment
            effective March 27, 1993, filed herein
            (4 pages).

   (g)      Long-Term revolving credit
            agreement between Springs and
            Trust Company Bank, dated
            April 1, 1993, as back-up for
            Springs' commercial paper program,
            incorporated by reference from
            Form 10-Q, filed May 17, 1993
            (4 pages).

(13)   Portions of the 1993 Annual Report
       to Shareholders which have been expressly incorporated by reference filed herein
       (16 pages)

(21)   List of Subsidiaries of Springs,
       filed herein (1 page)

(23)   Consent of expert for Form S-8
       Registration Statement for 1991
       Incentive Stock Plan and 1991
       Restricted Stock Plan for Outside
       Directors filed herein (1 page)
