Form 10-Q
period 1994-04-02
SPRINGS INDUSTRIES INC
filed 1994-05-17
CIK 93102

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                 F O R M  10-Q

For the Quarter Ended April 2, 1994                Commission File Number 1-5315


                           ------------------------



                 S P R I N G S   I N D U S T R I E S,   I N C.
             (Exact name of registrant as specified in its charter)


              SOUTH CAROLINA                                  57-0252730
     (State or other jurisdiction of                       (I.R.S. Employer
      incorporation or organization)                       Identification No.)


205 North White Street
Fort Mill, South Carolina                                         29715
(Address of principal executive offices)                        (Zip Code)

             Registrant's telephone number, including area code:
                                (803) 547-1500

                           ------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes   X    No
     ---  ---

                           ------------------------

As of May 12, 1994, there were 10,022,179 shares of Class A Common Stock and 7,853,087 shares of Class B Common Stock of Springs Industries, Inc. outstanding.

                           ------------------------


There are 31 pages in the sequentially numbered, manually signed original of this report.

                        TABLE OF CONTENTS TO FORM 10-Q



PART I - FINANCIAL INFORMATION
- - ------------------------------

ITEM                                                                                   PAGE
- - ----                                                                                   ----
1.             FINANCIAL STATEMENTS                                                      3

2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS                           8


PART II - OTHER INFORMATION
- - ---------------------------


4.             SUBMISSION OF MATTERS TO A VOTE                                           9
                 OF SECURITY HOLDERS

6.             EXHIBITS                                                                 10



SIGNATURES                                                                              11

EXHIBIT INDEX                                                                           12

                                     PART I
                         ITEM I - FINANCIAL STATEMENTS

SPRINGS INDUSTRIES, INC.
Consolidated Statements of Operations
and Retained Earnings
(In thousands except per share data)
(Unaudited)


                                                                         THIRTEEN WEEKS
                                                                ----------------------------
                                                                   APRIL 2,        APRIL 3,
                                                                    1994             1993
                                                                -----------      -----------
OPERATIONS
  Net sales. . . . . . . . . . . . . . . . . . . . . . .        $  485,213       $  501,754
  Cost and expenses:
    Cost of goods sold . . . . . . . . . . . . . . . . .           392,139          404,809
    Selling, general and
      administrative expenses. . . . . . . . . . . . . .            74,772           72,162
    Interest expense . . . . . . . . . . . . . . . . . .             7,179            8,041
    Other (income) expense . . . . . . . . . . . . . . .               764              230
                                                                ----------       ----------
      Total. . . . . . . . . . . . . . . . . . . . . . .           474,854          485,242
                                                                ----------       ----------

  Income before income taxes . . . . . . . . . . . . . .            10,359           16,512
  Income taxes . . . . . . . . . . . . . . . . . . . . .             4,558            7,355
                                                                ----------       ----------

  Income before cumulative effects
    of changes in accounting
    principles . . . . . . . . . . . . . . . . . . . . .             5,801            9,157

  Cumulative effects of changes in
    accounting principles. . . . . . . . . . . . . . . .                 -          (72,543)
                                                                ----------       ----------

    Net income (loss). . . . . . . . . . . . . . . . . .        $    5,801       $  (63,386)
                                                                ==========       ==========

Per share:
  Income before cumulative effects
    of changes in accounting
    principles . . . . . . . . . . . . . . . . . . . . .        $      .33       $      .51
  Cumulative effects of changes in
    accounting principles. . . . . . . . . . . . . . . .                 -            (4.07)
                                                                ----------       ----------

Net income (loss). . . . . . . . . . . . . . . . . . . .        $      .33       $    (3.56)
                                                                ==========       ==========

Cash dividends - Class A shares. . . . . . . . . . . . .        $      .30       $      .30
                                                                ==========       ==========
Cash dividends - Class B shares. . . . . . . . . . . . .        $      .27       $      .27
                                                                ==========       ==========


  Weighted average shares of
    common stock . . . . . . . . . . . . . . . . . . . .            17,813           17,827
                                                                ==========       ==========

RETAINED EARNINGS
  Retained earnings at beginning
    of period. . . . . . . . . . . . . . . . . . . . . .        $  526,428       $  571,864
  Net income (loss). . . . . . . . . . . . . . . . . . .             5,801          (63,386)
  Cash dividends . . . . . . . . . . . . . . . . . . . .            (5,041)          (5,035)
                                                                ----------       ----------
  Retained earnings at end of period . . . . . . . . . .        $  527,188       $  503,443
                                                                ==========       ==========

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Balance Sheet
(In thousands except share data)

                                                                          (Unaudited)
                                                                            APRIL 2,                JANUARY 1,
                                                                              1994                     1994
                                                                          ----------              ------------
ASSETS
Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . .            $    3,173              $     2,790
  Accounts receivable. . . . . . . . . . . . . . . . . . . . .               318,617                  315,834
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . .               282,812                  267,842
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .                39,163                   40,073
                                                                          ----------              -----------
    Total current assets . . . . . . . . . . . . . . . . . . .               643,765                  626,539
                                                                          ----------              -----------

Property, plant and equipment. . . . . . . . . . . . . . . . .             1,220,978                1,195,843
  Accumulated depreciation . . . . . . . . . . . . . . . . . .              (664,851)                (645,938)
                                                                          -----------             -----------
    Property, plant, and equipment, net. . . . . . . . . . . .               556,127                  549,905
                                                                          ----------              -----------
Other assets and deferred charges. . . . . . . . . . . . . . .               113,619                  115,687
                                                                          ----------              -----------

     Total . . . . . . . . . . . . . . . . . . . . . . . . . .            $1,313,511              $ 1,292,131
                                                                          ==========              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings. . . . . . . . . . . . . . . . . . . .            $  108,400              $    61,420
  Current maturities of long-term debt . . . . . . . . . . . .                20,515                   20,511
  Accounts payable . . . . . . . . . . . . . . . . . . . . . .                66,262                   73,640
  Accrued restructuring costs  . . . . . . . . . . . . . . . .                 9,193                   10,317
  Other accrued liabilities. . . . . . . . . . . . . . . . . .                92,375                  107,122
                                                                          ----------              -----------
    Total current liabilities. . . . . . . . . . . . . . . . .               296,745                  273,010
                                                                          ----------              -----------

Noncurrent liabilities:
  Long-term debt . . . . . . . . . . . . . . . . . . . . . . .               289,714                  293,028
  Long-term benefit plans and deferred
    compensation . . . . . . . . . . . . . . . . . . . . . . .               140,733                  139,284
  Deferred income taxes and other deferred
   credits . . . . . . . . . . . . . . . . . . . . . . . . . .                43,197                   43,616
                                                                          ----------              -----------
    Total noncurrent liabilities . . . . . . . . . . . . . . .               473,644                  475,928
                                                                          ----------              -----------

Shareholders' equity:
  Class A common stock- $.25 par value
    (9,856,752 and 9,858,035 shares issued
    in 1994 and 1993, respectively). . . . . . . . . . . . . .                 2,464                    2,465
  Class B common stock- $.25 par value
    (7,853,087 and 7,853,087 shares issued
    in 1994 and 1993, respectively). . . . . . . . . . . . . .                 1,963                    1,963
  Additional paid-in capital . . . . . . . . . . . . . . . . .                11,228                   11,144
  Retained earnings. . . . . . . . . . . . . . . . . . . . . .               527,188                  526,428
  Cost of Class A shares in treasury
    (April 2, 1994-122,338 shares; January
    1, 1994 - 129,460 shares). . . . . . . . . . . . . . . . .                (2,659)                  (2,785)
  Currency translation adjustment. . . . . . . . . . . . . . .                 2,938                    3,978
                                                                          ----------              -----------
    Shareholders' equity . . . . . . . . . . . . . . . . . . .               543,122                  543,193
                                                                          ----------              -----------
      Total. . . . . . . . . . . . . . . . . . . . . . . . . .            $1,313,511              $ 1,292,131
                                                                          ==========              ===========

SPRINGS INDUSTRIES, INC.
Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)


                                                                          THIRTEEN WEEKS ENDED
                                                                  ----------------------------------
                                                                    APRIL 2,               APRIL 3,
                                                                      1994                   1993
                                                                  -----------             ----------
CASH PROVIDED (USED) BY:
  Operating activities:
    Net income (loss). . . . . . . . . . . . . . . . . .          $   5,801               $ (63,386)
    Adjustments to reconcile net income (loss) to
     net cash provided (used) by operating
     activities:
     Cumulative effects of changes in
      accounting principles. . . . . . . . . . . . . . .                  -                  72,543
     Other non-cash charges, net . . . . . . . . . . . .             23,205                  23,931
     Changes in operating assets and liabilities
      excluding effects of the transfer of European
      subsidiaries . . . . . . . . . . . . . . . . . . .            (35,851)                (52,215)
     Other, net. . . . . . . . . . . . . . . . . . . . .                705                  (7,777)
                                                                  ---------               ---------
        Net cash (used) by operating activities. . . . .             (6,140)                (26,904)
                                                                  ---------               ---------

  Investing activities:
    Purchase of property, plant and
      equipment. . . . . . . . . . . . . . . . . . . . .            (26,955)                (16,398)
    Minority interests
      acquired . . . . . . . . . . . . . . . . . . . . .                  -                  (8,780)
                                                                  ---------               ---------
        Net cash (used) by investing activities. . . . .            (26,955)                (25,178)
                                                                  ---------               ---------

  Financing activities:
    Proceeds from short-term borrowings. . . . . . . . .             46,980                  61,286
    Proceeds from commercial paper and long-term
      debt borrowings. . . . . . . . . . . . . . . . . .                106                   8,034
    Payment of long-term debt. . . . . . . . . . . . . .             (3,528)                 (7,453)
    Payment of dividends . . . . . . . . . . . . . . . .            (10,080)                (10,069)
                                                                  ---------               ---------
        Net cash provided by financing activities. . . .             33,478                  51,798
                                                                  ---------               ---------

  Increase (decrease) in cash
    and cash equivalents . . . . . . . . . . . . . . . .          $     383               $    (284)
                                                                  =========               =========

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies:

   These condensed consolidated financial statements should be read in conjunction with the financial statements presented in the Springs Industries, Inc. (Springs) 1993 Annual Report on Form 10K.

   In the opinion of the management of Springs, these unaudited condensed consolidated financial statements contain all adjustments of a normal recurring nature necessary for their fair presentation. The results for interim periods reflect estimates for certain items which can be definitively determined only on an annual basis. These items include the valuation of a substantial portion of inventories on a LIFO cost basis and the provision for income taxes. These interim financial statements reflect applicable portions of the estimated annual amounts for such items.

   The results of operations for interim periods are not necessarily indicative of operating results to be expected for the remainder of the year.

2. Inventories:

   Inventories are summarized as follows (in thousands):

                                                              April 2,     January 1,
                                                                1994          1994
                                                             ----------    ----------

   Standard cost (which approximates
   average cost) or average cost:
   Finished goods. . . . . . . . . . . . . . . . . .       $ 191,065      $ 180,989
   In process. . . . . . . . . . . . . . . . . . . .         161,468        165,190
   Raw materials and supplies. . . . . . . . . . . .          55,965         50,824
                                                           ---------      ---------
                                                             408,498        397,003
    Less LIFO reserve. . . . . . . . . . . . . . . .        (125,686)      (129,161)
                                                           ---------      ---------

   Total . . . . . . . . . . . . . . . . . . . . . .       $ 282,812      $ 267,842
                                                           =========      =========

3.   Acquisition of Minority Interest:

     On March 25, 1993, Springs' subsidiary, Clark-Schwebel Fiber Glass, contributed its European fiberglass subsidiaries (net assets of $17.1 million) and $8.8 million in cash to CS-Interglas A.G., of Ulm, Germany, in consideration for a minority equity interest in CS-Interglas A.G. and a convertible debenture. No gain or loss was recognized as a result of this transaction since it was accounted for as a nonmonetary exchange. The earnings (losses) of the European subsidiaries were consolidated in the Company's financial statements through March 25, 1993, at which time the Company removed the assets and liabilities of the subsidiaries from consolidation and began accounting for its interest in CS-Interglas A.G. under the equity method of accounting.

4.   Legal and Environmental:

     Springs is involved in certain administrative proceedings alleging violations of environmental laws and regulations, including proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act. See page 23 of Springs' 1993 Annual Report (Note 10. - Other Matters). In connection with these proceedings, the Company has accrued an amount which represents management's best estimate of Springs' probable liability.

     Springs is also involved in various other legal proceedings and claims incidental to its business. Springs is defending its position in all such proceedings.

     In the opinion of management, based on the advice of counsel, the resolution of the above matters should not have a material adverse impact on the financial condition nor the future results of operations of Springs.

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS



RESULTS OF OPERATIONS

Sales

Net sales for the first quarter were down three percent from those reported in the first quarter of 1993. While home furnishings sales were higher than last year by one percent as a result of continued strong volume, sales for the specialty fabrics segment decreased 11 percent. This decrease in specialty fabrics sales is due to the exclusion of European fiberglass sales in 1994 as well as reduced volume in apparel fabrics and piece goods.

Earnings

First quarter net income of $.33 per share represented a 36 percent decrease from net income of $.51 per share in 1993 before the effects of the required adoption of new accounting standards in 1993. Margin pressure in the home furnishings segment's bedding divisions produced a substantial decline from last year's record home furnishings first-quarter operating profits. However, specialty fabrics margins improved substantially over last year due to improved operating efficiencies, and as a result, the segment's operating profit improved. In addition, the results from the Company's minority equity investment in CS-Interglas A.G. are improving.

CAPITAL RESOURCES AND LIQUIDITY

A normal seasonal increase in working capital since year-end resulted in increased short-term borrowings. Capital expenditures are still expected to slightly exceed the 1993 level, and cash needs for the remainder of the year are expected to be funded from operating cash flows, commercial paper, and short-term bank borrowings.

OTHER

In February, we communicated to our bedding customers our first general price increase since 1988. This general price increase was partly in response to the expected future impact of markedly higher cotton prices. We expect to see the benefits of this price change after midyear. The Company also announced a plan on March 22, 1994 to reduce annual operating costs by at least $15 million.
The plan includes acceleration of expense-cutting programs already in progress; deferral of certain capital projects with associated expense; reduction of salaried jobs through consolidations, anticipated attrition, and a hold on new hiring; and efficiencies in administrative areas as a result of systems improvements.

                          PART II - OTHER INFORMATION

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     (a) The annual meeting of the security holders of the Company was held on April 18, 1994.

     (b) During the annual meeting, the security holders of the Company elected the following directors to hold office until the next annual meeting of the security holders and until a successor is duly elected and qualified:

             John F. Akers                     John H. McArthur
             Crandall Close Bowles             Aldo Papone
             John L. Clendenin                 Donald S. Perkins
             Leroy S. Close                    Robin B. Smith
             Charles W. Coker                  Sherwood H. Smith, Jr.
             Walter Y. Elisha                  Stewart Turley
             Dan M. Krausse

     (c)
Description of Matter               For            Against or      Abstentions
      Voted Upon                                    Withheld

(i)
Annual election of
directors:

John F. Akers                    39,046,796          36,808             0
Crandall Close Bowles            39,050,294          33,310             0
John L. Clendenin                39,051,061          32,543             0
Leroy S. Close                   39,050,660          32,944             0
Charles W. Coker                 39,051,061          32,543             0
Walter Y. Elisha                 39,051,350          32,254             0
Dan M. Krausse                   39,050,771          32,833             0
John H. McArthur                 39,050,588          33,016             0
Aldo Papone                      39,050,804          32,800             0
Donald S. Perkins                39,050,600          33,004             0
Robin B. Smith                   39,048,626          34,978             0
Sherwood H. Smith, Jr.           39,050,860          32,744             0
Stewart Turley                   39,050,860          32,744             0


(ii)
Ratification of the              39,046,874          26,850           9,880
appointment of Deloitte &
Touche as the Company's
auditors

       (d)   N/A

                               ITEM 6 - EXHIBITS


The following exhibit is filed as part of this report:

     (3)   Articles of Incorporation and Bylaws

           Springs Industries, Inc.'s Bylaws, amended as of April 18, 1994, are filed herewith (19 pages).

                                   SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, Springs Industries, Inc. has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SPRINGS INDUSTRIES, INC.



                                        By:/s/ James F. Zahrn
                                           -----------------------------
                                           James F. Zahrn Vice
                                           President-Finance and
                                           Treasurer
                                           (Duly Authorized Officer
                                           and Principal Financial Officer)





DATED:  May 17, 1994

                                 EXHIBIT INDEX


Item (6)

    (3)  Articles of Incorporation and Bylaws

           Springs Industries, Inc.'s Bylaws, amended as of April 18, 1994, are filed herewith (19 pages).