Form 10-Q
period 1994-07-02
SPRINGS INDUSTRIES INC
filed 1994-08-15
CIK 93102

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                          ----------------------------

                                 F O R M  10-Q

For the Quarter Ended July 2, 1994         Commission File Number 1-5315


                          ----------------------------


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

                          ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes   X    No
    -----     -----

                          ----------------------------


As of August 11, 1994, there were 10,025,485 shares of Class A Common Stock and 7,849,781 shares of Class B Common Stock of Springs Industries, Inc. outstanding.

                          ----------------------------


There are 28 pages in the sequentially numbered, manually signed original of this report.

                         TABLE OF CONTENTS TO FORM 10-Q


PART I - FINANCIAL INFORMATION


ITEM                                                                     PAGE
- - ----                                                                     ----
1.       FINANCIAL STATEMENTS                                              3

2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   8


PART II - OTHER INFORMATION

ITEM                                                                     PAGE
- - ----                                                                     ----
6.       EXHIBITS                                                         10


SIGNATURES                                                                11

EXHIBIT INDEX                                                             12

                                     PART I
                         ITEM I - FINANCIAL STATEMENTS

SPRINGS INDUSTRIES, INC.
Consolidated Statements of Operations
and Retained Earnings
(In thousands except per share data)
(Unaudited)

                                                      THIRTEEN WEEKS ENDED      TWENTY-SIX WEEKS ENDED
                                                      --------------------      ----------------------
                                                      JULY 2,      JULY 3,      JULY 2,        JULY 3,
                                                       1994         1993         1994           1993
                                                      -------      -------     --------       --------
OPERATIONS
  Net sales . . . . . . . . . . . . . . . . . . .    $515,260     $483,872    $1,000,473      $985,626
  Cost and expenses:
    Cost of goods sold  . . . . . . . . . . . . .     412,855      389,893        804,994      794,702
    Selling, general and
      administrative expenses . . . . . . . . . .      73,685       69,396        148,457      141,558
    Interest expense  . . . . . . . . . . . . . .       7,254        7,509         14,433       15,550
    Other (income) expense  . . . . . . . . . . .      (1,346)       1,641           (582)       1,871
                                                     --------     --------    -----------     --------
      Total . . . . . . . . . . . . . . . . . . .     492,448      468,439        967,302      953,681
                                                     --------     --------    -----------     --------
  Income before income taxes  . . . . . . . . . .      22,812       15,433         33,171       31,945
  Income taxes  . . . . . . . . . . . . . . . . .       9,732        6,482         14,290       13,837
                                                     --------     --------    -----------     --------
  Income before cumulative effects
    of changes in accounting
    principles  . . . . . . . . . . . . . . . . .      13,080        8,951         18,881       18,108
                                                     --------     --------    -----------     --------
  Cumulative effects of changes in
    accounting principles . . . . . . . . . . . .           -            -              -      (72,543)
                                                     --------     --------    -----------     --------
  Net income (loss) . . . . . . . . . . . . . . .    $ 13,080     $  8,951    $    18,881     $(54,435)
                                                     ========     ========    ===========     ========
  Per share:
    Income before cumulative effects
      of changes in accounting
      principles  . . . . . . . . . . . . . . . .    $    .73     $    .50    $      1.06     $   1.01
    Cumulative effects of changes in
      accounting principles . . . . . . . . . . .           -            -              -        (4.07)
                                                     --------     --------    -----------     --------
  Net income (loss) . . . . . . . . . . . . . . .    $    .73     $    .50    $      1.06     $  (3.06)
                                                     ========     ========    ===========     ========
  Cash dividends - Class A shares . . . . . . . .    $    .30     $    .30    $       .60     $    .60
                                                     ========     ========    ===========     ========
  Cash dividends - Class B shares . . . . . . . .    $    .27     $    .27    $       .54     $    .54
                                                     ========     ========    ===========     ========
  Weighted average shares of
    common stock  . . . . . . . . . . . . . . . .                                  17,788       17,840
                                                                              ===========     ========
RETAINED EARNINGS
  Retained earnings at beginning
    of period . . . . . . . . . . . . . . . . . .    $527,188     $503,443    $   526,428     $571,864
  Net income (loss) . . . . . . . . . . . . . . .      13,080        8,951         18,881      (54,435)
  Cash dividends  . . . . . . . . . . . . . . . .      (5,039)      (5,037)       (10,080)     (10,072)
                                                     --------     --------    -----------     --------
  Retained earnings at end of period  . . . . . .    $535,229     $507,357    $   535,229     $507,357
                                                     ========     ========    ===========     ========

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Balance Sheet
(In thousands except share data)

                                                     JULY 2,      JANUARY 1,
                                                      1994           1994
                                                     -------      ----------
                                                   (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . .    $    2,679     $    2,790
  Accounts receivable . . . . . . . . . . . . .       317,272        315,834
  Inventories . . . . . . . . . . . . . . . . .       279,670        267,842
  Other . . . . . . . . . . . . . . . . . . . .        41,952         40,073
                                                   ----------     ----------
    Total current assets  . . . . . . . . . . .       641,573        626,539
                                                   ----------     ----------
Property, plant and equipment . . . . . . . . .     1,230,492      1,195,843
  Accumulated depreciation  . . . . . . . . . .      (674,404)      (645,938)
                                                   ----------     ----------
    Property, plant, and equipment, net . . . .       556,088        549,905
                                                   ----------     ----------
Other assets and deferred charges . . . . . . .       113,767        115,687
                                                   ----------     ----------
     Total  . . . . . . . . . . . . . . . . . .    $1,311,428     $1,292,131
                                                   ==========     ==========

LIABILITIES AND SHAREOWNER'S EQUITY
Current liabilities:
  Short-term borrowings . . . . . . . . . . . .    $  106,100     $   61,420
  Current maturities of long-term debt  . . . .        20,513         20,511
  Accounts payable  . . . . . . . . . . . . . .        67,781         73,640
  Accrued restructuring costs . . . . . . . . .         7,584         10,317
  Other accrued liabilities . . . . . . . . . .       102,404        107,122
                                                   ----------     ----------
    Total current liabilities . . . . . . . . .       304,382        273,010
                                                   ----------     ----------
Noncurrent liabilities:
  Long-term debt  . . . . . . . . . . . . . . .       270,362        293,028
  Long-term benefit plans and deferred
    compensation  . . . . . . . . . . . . . . .       140,896        139,284
  Deferred income taxes and other deferred
   credits  . . . . . . . . . . . . . . . . . .        43,928         43,616
                                                   ----------     ----------
    Total noncurrent liabilities  . . . . . . .       455,186        475,928
                                                   ----------     ----------
Shareowners' equity:
  Class A common stock- $.25 par value
    (9,865,460 and 9,858,035 shares issued
    in 1994 and 1993, respectively) . . . . . .         2,466          2,465
  Class B common stock- $.25 par value
    (7,849,781 and 7,853,087 shares issued
    in 1994 and 1993, respectively) . . . . . .         1,962          1,963
  Additional paid-in capital  . . . . . . . . .        11,430         11,144
  Retained earnings . . . . . . . . . . . . . .       535,229        526,428
  Cost of Class A shares in treasury
    (July 2, 1994-120,357 shares;
    January 1, 1994 - 129,460 shares) . . . . .        (2,615)        (2,785)
  Currency translation adjustment . . . . . . .         3,388          3,978
                                                   ----------     ----------
    Shareowners' equity . . . . . . . . . . . .       551,860        543,193
                                                   ----------     ----------
      Total . . . . . . . . . . . . . . . . . .    $1,311,428     $1,292,131
                                                   ==========     ==========

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)


                                                               TWENTY-SIX WEEKS ENDED
                                                               ----------------------
                                                              JULY 2,         JULY 3,
                                                               1994            1993
                                                              -------         -------
CASH PROVIDED (USED) BY:
  Operating activities:
    Net income (loss) . . . . . . . . . . . . . . . . . .   $  18,881       $ (54,435)
    Adjustments to reconcile net income (loss) to
     net cash provided (used) by operating
     activities:
     Cumulative effects of changes in
      accounting principles . . . . . . . . . . . . . . .           -          72,543
     Depreciation and amortization  . . . . . . . . . . .      46,024          46,332
     Changes in operating assets and liabilities
      excluding effects of the transfer of European
      subsidiaries and sale of business . . . . . . . . .     (33,509)        (83,452)
     Other, net . . . . . . . . . . . . . . . . . . . . .      (6,141)            623
                                                            ---------       ---------
        Net cash provided (used) by operating
          activities  . . . . . . . . . . . . . . . . . .      25,255         (18,389)
                                                            ---------       ---------
  Investing activities:
    Purchase of property, plant and
      equipment . . . . . . . . . . . . . . . . . . . . .     (50,042)        (37,276)
    Acquisition of minority interest  . . . . . . . . . .           -          (8,780)
    Proceeds from sale of assets  . . . . . . . . . . . .         356             307
    Proceeds from sale of business  . . . . . . . . . . .      17,813               -
                                                            ---------       ---------
        Net cash (used) by investing activities . . . . .     (31,873)        (45,749)
                                                            ---------       ---------
  Financing activities:
    Proceeds from short-term borrowings . . . . . . . . .      44,680          55,086
    Proceeds from commercial paper and long-term
      debt borrowings . . . . . . . . . . . . . . . . . .       1,052          49,047
    Payment of long-term debt . . . . . . . . . . . . . .     (24,106)        (25,412)
    Payment of dividends  . . . . . . . . . . . . . . . .     (15,119)        (15,106)
                                                            ---------       ---------
        Net cash provided by financing activities . . . .       6,507          63,615
                                                            ---------       ---------
  Decrease in cash and cash equivalents . . . . . . . . .   $    (111)      $    (523)
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

2.       Inventories:

         Inventories are summarized as follows (in thousands):

                                                      July 2,       January 1,
                                                       1994            1994
                                                     --------      -----------
         Standard cost (which approximates
         average cost) or average cost:
         Finished goods . . . . . . . . . . . . . . $ 197,495        $ 180,989
         In process . . . . . . . . . . . . . . . .   166,416          165,190
         Raw materials and supplies . . . . . . . .    50,119           50,824
                                                    ---------        ---------
                                                      414,030          397,003
                                                    ---------        ---------
           Less LIFO reserve  . . . . . . . . . . .  (134,360)        (129,161)
                                                    ---------        ---------
         Total  . . . . . . . . . . . . . . . . . . $ 279,670        $ 267,842
                                                    =========        =========
3.       Sale of Subsidiary:

         On June 24, 1994, the Company sold all of the stock of Clark-Schwebel Distribution Corp., a subsidiary of Clark-Schwebel, Inc. The Company received a cash payment of $17.8 million and a note receivable of $1.3 million in connection with this sale. The gain on this transaction is included in other (income) expense.

4.       Acquisition of Minority Interest:

         On March 25, 1993, Springs' subsidiary, Clark-Schwebel, Inc. contributed its European fiberglass subsidiaries (net assets of $17.1 million) and $8.8 million in cash to CS-Interglas A.G., of Ulm, Germany, in consideration for a minority equity interest in CS-Interglas A.G. and a convertible debenture. No gain or loss was recognized as a result of this transaction since it was accounted for as a nonmonetary exchange. The earnings (losses) of the European subsidiaries were consolidated in the Company's financial statements until March 25, 1993, at which time the Company removed the assets and liabilities of the subsidiaries from consolidation and began accounting for its interest in CS-Interglas A.G. under the equity method of accounting.

5.       Legal and Environmental:

         As disclosed in the 1993 Annual Report on Form 10-K, Springs is involved in certain administrative proceedings alleging violations of environmental laws and regulations, including proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act. In connection with these proceedings, the Company has accrued an amount which represents management's best estimate of Springs' probable liability.

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

                 ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

Sales

Net sales for the second quarter were six percent greater than net sales reported in the second quarter of 1993. Sales for the home furnishings segment were seven percent higher than in the prior year due to stronger volume in window fashion products and increased shipments in bedding and bath products. Sales for the specialty fabrics segment were four percent greater than in the prior year primarily as a result of an increase in electrical fabrics sales.

Year-to-date net sales improved one percent compared to the first six months of 1993. Stronger volume in window fashion products and increased shipments in bedding and bath products contributed to a sales increase of four percent in the home furnishings segment over last year. Year-to-date specialty fabrics sales were four percent lower than in the prior year. This decrease is due in part to the reduced volume in apparel and piece goods during the first quarter of 1994. In addition, specialty fabrics sales reflect the exclusion of European fiberglass sales, which were included only in first quarter 1993 sales. The Company's former European subsidiaries became part of CS-Interglas A.G. on March 25, 1993, at which time the Company began accounting for its interest in CS-Interglas A.G. under the equity method.

Earnings

Second quarter earnings of $.73 per share represented a 46 percent increase over earnings of $.50 per share in the second quarter of 1993. Operating profits in the home furnishings segment were comparable to those of the second quarter of 1993. Margin pressure in the segment's bedding divisions was offset by strong demand for window fashion products. The bedding divisions have implemented a general price increase which will be effective during the third quarter of 1994. In the specialty fabrics segment, operating profits increased substantially as a result of improved operating efficiencies. Other (income) expense improved as a result of reduced foreign losses and the gain on the sale of Clark-Schwebel Distribution Corp., a subsidiary of Clark-Schwebel, Inc. which was sold on June 24, 1994.

Year-to-date earnings of $1.06 per share represented a four percent increase over 1993 first-half earnings of $1.01 per share, before the effect of one-time accounting changes. As a result of margin pressure in the segment's bedding divisions, the home furnishings segment's operating profits were below those of the prior year, when the segment had record first-quarter earnings. In the specialty fabrics segment, operating profits increased substantially due to improved operating efficiencies and the total exclusion of losses in the current year from former consolidated subsidiaries, now accounted for under the equity method as other (income) expense. Other (income) expense improved again as a result of reduced foreign losses and the gain on the sale of Clark-Schwebel Distribution Corp.

Capital Resources and Liquidity

A normal seasonal increase in inventories and payments of long-term debt, including an optional prepayment, resulted in an increase in short-term bank borrowings during the first half of 1994. This increase was partially offset with proceeds from the Company's sale of Clark-Schwebel Distribution Corp. Cash needs for 1994 capital expenditures are still expected to slightly exceed 1993 levels. It is expected that the Company will be able to fund its cash needs for the rest of the year from operating cash flows, commercial paper and short-term bank borrowings.

Other

On June 24, 1994, the Company sold all of the stock of Clark-Schwebel Distribution Corp., a subsidiary of Clark-Schwebel, Inc. The Company received a cash payment of $17.8 million and a note receivable of $1.3 million in connection with this sale. The gain on this transaction is included in other (income) expense.

In February 1994, the Company communicated to its bedding customers the first general price increase since 1988, which will be effective during the third quarter of 1994. The Company also announced a plan on March 22, 1994, to reduce annual operating costs by at least $15 million. The Company believes it will meet its cost reduction plan.

                          PART II - OTHER INFORMATION

                               ITEM 6 - EXHIBITS


The following exhibit is filed as part of this report:

         (3)     Articles of Incorporation and Bylaws

                 Springs Industries, Inc.'s Restated Articles of Incorporation, amended and restated as of April 18, 1994, are filed herewith (16 pages).

                                   SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, Springs Industries, Inc. has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SPRINGS INDUSTRIES, INC.



                                        By: /s/ James F. Zahrn
                                            ---------------------------------
                                            James F. Zahrn
                                            Vice President-Finance and
                                            Treasurer
                                            (Duly Authorized Officer and
                                            Principal Financial Officer)




DATED: August 15, 1994

                                 EXHIBIT INDEX


Item


(6)  (3)  Articles of Incorporation and Bylaws

                 Springs Industries, Inc.'s Restated Articles of Incorporation, amended and restated as of April 18, 1994, are filed herewith (16 pages).