Form 10-Q
period 1994-10-01
SPRINGS INDUSTRIES INC
filed 1994-11-14
CIK 93102

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                 F O R M  10-Q

For the Quarter Ended October 1, 1994              Commission File Number 1-5315


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

Yes   X    No
   ------     ------

                            ------------------------

As of November 4, 1994, there were 9,745,584 shares of Class A Common Stock and 7,849,781 shares of Class B Common Stock of Springs Industries, Inc. outstanding.

                            ------------------------

There are 65 pages in the sequentially numbered, manually signed original of this report.

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


                                     PART I
                         ITEM I - FINANCIAL STATEMENTS

SPRINGS INDUSTRIES, INC.
Consolidated Statements of Operations
and Retained Earnings
(In thousands except per share data)
(Unaudited)

                                                                         THIRTEEN WEEKS ENDED            THIRTY-NINE WEEKS ENDED
                                                                         ----------------------          -----------------------
                                                                         October 1,  OCTOBER 2,          October 1,  October 2,
                                                                           1994        1993                1994         1993
                                                                         ---------   ---------           ---------   -----------
Operations
  Net sales . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  535,265    $  514,464         $1,535,738    $1,500,090
  Cost and expenses:
    Cost of goods sold  . . . . . . . . . . . . . . . . . . . . . .         417,758       410,759          1,222,752     1,205,461
    Selling, general and
      administrative expenses . . . . . . . . . . . . . . . . . . .          76,324        69,697            224,781       211,255
    Interest expense  . . . . . . . . . . . . . . . . . . . . . . .           6,795         7,530             21,228        23,080
    Other (income) expense        . . . . . . . . . . . . . . . . .             530         1,613                (52)        3,484
                                                                         ----------    ----------         ----------    ----------
      Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .         501,407       489,599          1,468,709     1,443,280
                                                                         ----------    ----------         ----------    ----------

  Income before income taxes  . . . . . . . . . . . . . . . . . . .          33,858        24,865             67,029        56,810
  Income taxes  . . . . . . . . . . . . . . . . . . . . . . . . . .          14,244        11,192             28,534        25,029
                                                                         ----------    ----------         ----------    ----------

  Income before cumulative effects
    of changes in accounting
    principles  . . . . . . . . . . . . . . . . . . . . . . . . . .          19,614        13,673             38,495        31,781
                                                                         ==========    ==========         ==========    ==========

  Cumulative effects of changes in
    accounting principles . . . . . . . . . . . . . . . . . . . . .               -             -                  -       (72,543)
                                                                         ----------    ----------         ----------    ----------

  Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . .      $   19,614    $   13,673         $   38,495    $  (40,762)
                                                                         ==========    ==========         ==========    ==========

  Per share:
    Income before cumulative effects
      of changes in accounting
      principles  . . . . . . . . . . . . . . . . . . . . . . . . .      $     1.10    $      .77         $     2.16    $     1.78
    Cumulative effects of changes in
      accounting principles . . . . . . . . . . . . . . . . . . . .               -             -                  -         (4.07)
                                                                         ----------    ----------         ----------    ----------

      Net income (loss) . . . . . . . . . . . . . . . . . . . . . .      $     1.10    $      .77         $     2.16    $    (2.29)
                                                                         ==========    ==========         ==========    ==========

  Cash dividends - Class A shares . . . . . . . . . . . . . . . . .      $      .30    $      .30         $      .90    $      .90
                                                                         ==========    ==========         ==========    ==========
  Cash dividends - Class B shares . . . . . . . . . . . . . . . . .      $      .27    $      .27         $      .81    $      .81
                                                                         ==========    ==========         ==========    ==========


  Weighted average shares of
    common stock  . . . . . . . . . . . . . . . . . . . . . . . . .                                           17,792        17,827
                                                                                                          ==========    ==========

RETAINED EARNINGS
  Retained earnings at beginning
    of period . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  535,229    $  507,357         $  526,428    $  571,864
  Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . .          19,614        13,673             38,495       (40,762)
  Cash dividends  . . . . . . . . . . . . . . . . . . . . . . . . .          (5,051)       (5,037)           (15,131)      (15,109)
                                                                         ----------    ----------         ----------    ----------
  Retained earnings at end of period  . . . . . . . . . . . . . . .      $  549,792    $  515,993         $  549,792    $  515,993
                                                                         ==========    ==========         ==========    ==========


SPRINGS INDUSTRIES, INC.
Condensed Consolidated Balance Sheet
(In thousands except share data)

                                                                                 (Unaudited)
                                                                                 OCTOBER 1,          JANUARY 1,
                                                                                    1994                1994
                                                                                 ----------          ----------
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . . . .     $      482         $     2,790
  Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . . .        353,328             315,834
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        274,922             267,842
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         42,629              40,073
                                                                                  ----------         -----------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . .        671,361             626,539
                                                                                  ----------         -----------

Property, plant, and equipment  . . . . . . . . . . . . . . . . . . . . . . .      1,233,978           1,195,843
  Accumulated depreciation  . . . . . . . . . . . . . . . . . . . . . . . . .       (683,940)           (645,938)
                                                                                  ----------         -----------
    Property, plant, and equipment; net . . . . . . . . . . . . . . . . . . .        550,038             549,905
                                                                                  ----------         -----------
Other assets and deferred charges . . . . . . . . . . . . . . . . . . . . . .        114,621             115,687
                                                                                  ----------         -----------
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,336,020         $ 1,292,131
                                                                                  ==========         ===========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . .     $   70,900         $    61,420
  Current maturities of long-term debt  . . . . . . . . . . . . . . . . . . .         20,516              20,511
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         79,753              73,640
  Other accrued liabilities . . . . . . . . . . . . . . . . . . . . . . . . .        132,581             117,439
                                                                                  ----------         -----------
    Total current liabilities . . . . . . . . . . . . . . . . . . . . . . . .        303,750             273,010
                                                                                  ----------         -----------

Noncurrent liabilities:
  Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        270,164             293,028
  Long-term benefit plans and deferred
    compensation  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        142,898             139,284
  Deferred income taxes and other deferred
    credits . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         51,688              43,616
                                                                                  ----------         -----------
    Total noncurrent liabilities  . . . . . . . . . . . . . . . . . . . . . .        464,750             475,928
                                                                                  ----------         -----------

Shareowners' equity:
  Class A common stock - $.25 par value
    (9,865,507 and 9,858,035 shares issued
    in 1994 and 1993, respectively) . . . . . . . . . . . . . . . . . . . . .          2,466               2,465
  Class B common stock - $.25 par value
    (7,849,781 and 7,853,087 shares issued
    in 1994 and 1993, respectively) . . . . . . . . . . . . . . . . . . . . .          1,962               1,963
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .         11,430              11,144
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        549,792             526,428
  Cost of Class A shares in treasury
    (October 1, 1994 - 120,023 shares;
    January 1, 1994 - 129,460 shares) . . . . . . . . . . . . . . . . . . . .         (2,607)             (2,785)
  Currency translation adjustment . . . . . . . . . . . . . . . . . . . . . .          4,477               3,978
                                                                                  ----------         -----------
    Shareowners' equity . . . . . . . . . . . . . . . . . . . . . . . . . . .        567,520             543,193
                                                                                  ----------         -----------
      Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,336,020         $ 1,292,131
                                                                                  ==========         ===========


SPRINGS INDUSTRIES, INC.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

                                                                                           THIRTY-NINE WEEKS ENDED
                                                                                       --------------------------------
                                                                                       OCTOBER1,             OCTOBER 2,
                                                                                         1994                   1993
                                                                                       ---------             ----------
Cash Provided (Used) by:
  Operating activities:
    Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  38,495              $ (40,762)
    Adjustments to reconcile net income (loss) to
     net cash provided (used) by operating
     activities:
     Cumulative effects of changes in
      accounting principles . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -                 72,543
     Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . .        68,974                 66,588
     Changes in operating assets and liabilities,
      excluding effects of the transfer of European
      subsidiaries and sale of business . . . . . . . . . . . . . . . . . . . . . .       (27,545)               (86,748)
     Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (54)                (6,247)
                                                                                        ---------              ---------
        Net cash provided by operating activities . . . . . . . . . . . . . . . . .        79,870                  5,374
                                                                                        ---------              ---------

  Investing activities:
    Purchase of property, plant and
      equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (66,439)               (56,549)
    Acquisition of minority interest  . . . . . . . . . . . . . . . . . . . . . . .             -                 (8,780)
    Proceeds from sale of assets  . . . . . . . . . . . . . . . . . . . . . . . . .           387                    691
    Proceeds from sale of business  . . . . . . . . . . . . . . . . . . . . . . . .        17,813                      -
                                                                                        ---------              ---------
        Net cash (used) by investing activities . . . . . . . . . . . . . . . . . .       (48,239)               (64,638)
                                                                                        ---------              ---------

  Financing activities:
    Proceeds from short-term borrowings . . . . . . . . . . . . . . . . . . . . . .         9,480                 58,486
    Proceeds from commercial paper and long-term
      debt borrowings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,158                 48,996
    Payment of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . .       (24,407)               (28,817)
    Payment of dividends  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (20,170)               (20,143)
                                                                                        ---------              ---------
        Net cash provided (used) by
          financing activities  . . . . . . . . . . . . . . . . . . . . . . . . . .       (33,939)                58,522
                                                                                        ---------              ---------

  Decrease in cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .     $  (2,308)             $    (742)
                                                                                        =========              =========



              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Significant Accounting Policies:

    These condensed consolidated financial statements should be read in conjunction with the financial statements presented in the Springs Industries, Inc. ("Springs" or "the Company") 1993 Annual Report on Form 10-K.

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

2.  Inventory:

    Inventories are summarized as follows (in thousands):


                                                    October 1,     January 1,
                                                      1994           1994
                                                    ----------     ----------
     Standard cost (which approximates
     average cost) or average cost:
     Finished goods                                  $ 187,083     $ 180,989
     In process                                        172,354       165,190
     Raw materials and supplies                         49,721        50,824
                                                     ---------     ---------
                                                       409,158       397,003
                                                     ---------     ---------
     Less LIFO reserve                                (134,236)     (129,161)
                                                     ---------     ---------

     Total                                           $ 274,922     $ 267,842
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

4.   Acquisition of Minority Interest:

     On March 25, 1993, Springs' subsidiary, Clark-Schwebel, Inc., contributed its European fiberglass subsidiaries (net assets of $17.1 million) and $8.8 million in cash to CS-Interglas A.G., of Ulm, Germany, in consideration for a minority equity interest in CS-Interglas A.G. and a convertible debenture. No gain or loss was recognized as a result of this transaction since it was accounted for as a nonmonetary exchange. The earnings

     (losses) of the European subsidiaries were consolidated in the Company's financial statements until March 25, 1993, at which time the Company removed the assets and liabilities of the subsidiaries from consolidation and began accounting for its interest in CS-Interglas A.G. under the equity method of accounting.

5.   Restructuring:

     During the third quarter of 1994, the Company substantially completed its plan for restructuring of certain finished fabrics operations which was announced in 1990. The Company did not recognize in 1994 any gain or loss in connection with the completion of this plan.

6.   Legal and Environmental:

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

                 ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS



RESULTS OF OPERATIONS

Sales

Net sales for the third quarter were up four percent from those reported in the third quarter of 1993. Sales for the home furnishings segment increased eight percent, due to increased shipments of bedding, bath, and window fashions products. After adjusting for the sale of Clark-Schwebel Distribution Corp. in June 1994, the specialty fabrics segment reported sales 11 percent greater than a year ago. The specialty fabrics sales increase resulted from improved shipments in both finished and industrial fabrics.

Year-to-date net sales improved two percent compared to the first nine months of 1993. Strong volume in window fashions products and increased shipments in bedding and bath products contributed to a sales increase of nearly six percent in the home furnishings segment over last year. After adjusting for the sale of Clark-Schwebel Distribution Corp. in June 1994, year-to-date specialty fabrics sales were unchanged from the prior year. Improvements in industrial fabric shipments were offset somewhat by a moderate decline in finished fabric sales.

Earnings

Third quarter earnings of $1.10 per share were 43 percent higher than the previous year's $.77 per share. The home furnishings segment's operating profits exceeded last year's level as a result of sales growth and some margin improvement. In addition, operating profits for the specialty fabrics segment improved substantially over last year. The improvement in specialty fabrics operating profits came in both the finished fabrics and industrial fabrics businesses as a result of improved operating efficiencies and increased industrial fabric sales volume. Other (income) expense improved as a result of reduced foreign losses.

Year-to-date earnings of $2.16 per share represented a 21 percent increase over 1993 nine-month earnings of $1.78, before the effect of one-time accounting changes implemented during the first quarter of 1993. As a result of margin pressure in the home furnishings segment's bedding division in the first part of the year, the segment's year-to-date operating profits were below those of the prior year, which included record first-quarter operating profits for the segment. In the specialty fabrics segment, year- to-date operating profits increased substantially, again due to improved operating efficiencies and increased industrial fabric sales volume, as well as the total exclusion in 1994 of losses from former consolidated subsidiaries, now accounted for as other (income) expense. Other (income) expense improved substantially as a result of reduced foreign losses and the gain on the sale of Clark-Schwebel Distribution Corp. in June 1994.

Capital Resources and Liquidity

Cash needs for capital expenditures and payments of long-term debt, including a long-term debt prepayment, were funded through proceeds from operating cash flows and the Company's sale of Clark-Schwebel Distribution Corp. Increased operating cash flows resulted in a decreased need for short-term bank borrowings compared to the prior year. Annual cash needs for 1994 capital expenditures are still expected to slightly exceed 1993 levels. It is expected that the Company will be able to fund its cash needs for the rest of the year from operating cash flows, commercial paper and short-term bank borrowings.

Other

During the third quarter of 1994, the Company substantially completed its plan, announced in 1990, for the restructuring of certain finished fabrics operations. The Company did not recognize in 1994 any gain or loss in connection with the completion of this plan.

On June 24, 1994, the Company sold all of the stock of Clark-Schwebel Distribution Corp., a subsidiary of Clark-Schwebel, Inc. The Company received a cash payment of $17.8 million and a note in the amount of $1.3 million in connection with this sale. The gain on this transaction is included in other (income) expense.

In February, 1994, the Company communicated to its bedding customers the first general price increase since 1988, which became effective during the third quarter of 1994. The Company also announced a plan on March 22, 1994, to reduce annual operation costs by at least $15 million. The Company believes it will achieve its cost reduction plan.

                          PART II - OTHER INFORMATION

                               ITEM 6 - EXHIBITS


The following exhibits are filed as part of this report:

     (10)    Material Contracts

             (a) Springs Industries, Inc. Deferred Compensation Plan, as amended and restated on August 18, 1994, is filed herewith (28 pages).

             (b) Springs Industries, Inc. Deferred Compensation Plan for Outside Directors, as amended and restated on August 18, 1994, is filed herewith (24 pages).

     (27)    Financial Data Schedule (for SEC purposes only)

                                   SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, Springs Industries, Inc. has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SPRINGS INDUSTRIES, INC.



                                       By: /s/ James F. Zahrn
                                           ---------------------------
                                           James F. Zahrn
                                           Vice President-Finance and
                                           Treasurer
                                           (Duly Authorized Officer and
                                           Principal Financial Officer)
DATED:  November 14, 1994

                                 EXHIBIT INDEX


Item
- - ----

   (10)  Material Contracts

                                                                          PAGE
                                                                          ----
         (a)  Springs Industries, Inc. Deferred Compensation Plan,         13
as amended and restated on August 18, 1994, is filed herewith (28 pages).

         (b)  Springs Industries, Inc. Deferred Compensation Plan          41
for Outside Directors, as amended and restated on August 18, 1994, is filed herewith (24 pages).

   (27)  Financial Data Schedule (for SEC purposes only)                   65