Form 10-K405
period 1994-12-31
SPRINGS INDUSTRIES INC
filed 1995-03-07
CIK 93102

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10-K405
      [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the Fiscal Year Ended December 31, 1994

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For The Transition period from          to
                                            --------    -----------
                           Commission File No. 1-5315

                            SPRINGS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                 SOUTH CAROLINA                             57-0252730
        (State or other jurisdiction of                  (I.R.S. Employer
         incorporation or organization)                 Identification No.)


             205 NORTH WHITE STREET                            29715
           FORT MILL, SOUTH CAROLINA                        (Zip Code)
    (Address of principal executive offices)

                 Registrant's telephone number, including area code:
                                   (803) 547-1500
             Securities registered pursuant to Section 12(b) of the Act

                                                      Name of each exchange
         Title of each class                           on which registered
     ---------------------------                     -----------------------
 Class A Common Stock; $.25 par value                New York Stock Exchange
          Securities registered pursuant to Section 12(g) of the Act
                                     None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days.  Yes [X]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Aggregate market value of Springs Industries, Inc. Common Stock, excluding treasury shares, held by nonaffiliates as of February 28, 1995, was $384,577,530.

As of February 28, 1995, there were 9,772,307 shares of Class A Common Stock and 7,830,375 shares of Class B Common Stock of Springs Industries, Inc. outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Specified Portions of Annual Report to Security Holders for Fiscal Year Ended December 31, 1994 (Parts I & II)

Specified Portions of Proxy Statement to Security Holders dated March 8, 1995

(Parts III & IV)

                 ---------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                  --------------------------------------------


                            FORM 10-K ANNUAL REPORT


                            SPRINGS INDUSTRIES, INC.


                                *  *  *  *  *  *

                         TABLE OF CONTENTS TO FORM 10-K
                         ------------------------------

                                     PART I
                                     ------

ITEM                                                        PAGE
- ----                                                        ----
1.  BUSINESS . . . . . . . . . . . . . . . . . . . . . . . .  4

2.  PROPERTIES . . . . . . . . . . . . . . . . . . . . . . .  8

3.  LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . .  9

4.  SUBMISSION OF MATTERS TO A VOTE OF
        SECURITY HOLDERS . . . . . . . . . . . . . . . . . .  9


                                    PART II
                                    -------

5.  MARKET FOR REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS  . . . . . . . . . . 11

6.  SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . 12

7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATION . . . . 12


                                    PART II
                                    -------


ITEM                                                                 PAGE
- ----                                                                 ----
8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA   . . . . . . . . . . 12

9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE   . . . . . . . . . . . . 12


                                   PART III
                                   --------


10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
        REGISTRANT  . . . . . . . . . . . . . . . . . . . . . . . . . 12

11. EXECUTIVE COMPENSATION  . . . . . . . . . . . . . . . . . . . . . 13

12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
        AND MANAGEMENT  . . . . . . . . . . . . . . . . . . . . . . . 13

13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS  . . . . . . . . . 13


                                    PART IV
                                    -------


14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
        REPORTS ON FORM 8-K   . . . . . . . . . . . . . . . . . . . . 13

SIGNATURES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

EXHIBIT INDEX . . . . . . . . . . . . . . . . . . . . . . . . . . . . 18


                  --------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                  --------------------------------------------


                            FORM 10-K ANNUAL REPORT


                            SPRINGS INDUSTRIES, INC.


PART I

ITEM 1.  BUSINESS


(A)      GENERAL DEVELOPMENT OF BUSINESS.

                 Springs Industries, Inc., a corporation organized under the laws of the State of South Carolina, began its operations in 1888. Springs' principal executive offices are located at 205 North White Street, Fort Mill, South Carolina 29715 (telephone number: 803/547-1500). The Company's operations are conducted by various divisions and subsidiaries, each of which operates within either the home furnishings or specialty fabrics industry segment. Springs also has minority interests in industrial fabrics businesses in Europe and Asia.

                 The textile manufacturing industry in the United States has, in recent years, undergone a series of corporate restructurings and consolidations. Through both internal development and acquisitions of complementary businesses, Springs has emerged as one of the most significant textile manufacturers in the United States. Among the factors contributing to Springs' industry position are its highly automated manufacturing facilities, its well-known brands, and its commitments to fashion design and diverse product offerings in the home furnishings field.

                 The term "Springs" or "the Company" as used herein means Springs Industries, Inc., and its subsidiaries unless clearly indicated otherwise.

(B)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

                 Financial information for the home furnishings and specialty fabrics segments is incorporated by reference from the Springs Industries, Inc. 1994 Annual Report to Shareholders ("Annual Report") under the caption "Industry Segment Information," page 18.


(C)      NARRATIVE DESCRIPTION OF BUSINESS.

                 HOME FURNISHINGS SEGMENT - Home furnishings is the larger segment of Springs' business, with sales of $1.460 billion in 1994 and operating income of $97.5 million. The home furnishings segment manufactures, purchases for resale and markets finished products, including sheets, pillowcases, bedspreads, comforters, shower curtains, bath rugs and other bath products and juvenile novelties. The Segment also manufactures, purchases for resale and markets decorative window products, including drapery hardware, vertical and horizontal blinds, and pleated and other window shades through this segment.

                 Springs' bedding and bath products are sold to a wide range of customers and are varied in design, styling and color to appeal to a broad spectrum of consumers. Springs' Wamsutta(R) bed and bath products are targeted to the premium segment of the market. Springmaid(R) sheets and related bed and bath fashions are aimed at the middle to upper range of the consumer market and are sold primarily to major department and specialty stores. Springs' Performance(TM) brand bed and bath products are sold primarily to mass merchants and to catalog operations.

                 During 1992, the Company acquired the marketing and distribution operations of C.S. Brooks Canada, Inc., and the Griffiths-Kerr division of Finlayson Enterprises, Ltd., both located in Canada, in a continuing effort to better serve Canadian home furnishings customers and to expand the Company's presence in the Canadian market. The Company markets bed and bath products in Canada under the trademarks Wabasso(R) and Texmade(R) in addition to its U.S. brand names.

                 The Company's Bath Fashions Division offers a wide range of bath products. These products include tufted bath rugs, shower curtains, towels and other bath accessories.

                 Springs Window Fashions Division manufactures and markets drapery hardware and window treatment products. Drapery hardware is marketed under the Graber(R) trademark, and vertical and horizontal blinds are marketed under the Graber(R) and Bali(R) trademarks. Pleated shades are marketed under the FashionPleat(R) and CrystalPleat(R) trademarks. Private labels also are used for all products.

                 Subsequent to the Company's year-end, a definitive merger agreement was signed with Dundee Mills, Incorporated, regarding the Company's acquisition of Dundee. Dundee shareholders would receive a combination of Springs Class A common stock and cash having an aggregate value of approximately $118 million (subject to variation if the price of Springs Class A common stock falls outside of a specified range) in exchange for all of the outstanding shares of Dundee common stock. Dundee is a significant manufacturer of towels sold to retail and institutional markets, as well as textile products for infants. Dundee operates 14 facilities, primarily in Georgia. Consummation of the acquisition is subject to a number of conditions including approval by Dundee shareholders and clearance by appropriate governmental agencies.

                 SPECIALTY FABRICS SEGMENT - The specialty fabrics segment manufactures, finishes, purchases for resale and markets a wide variety of fabrics and in 1994 generated sales of $608.8 million and operating income from operations of $38.3 million. Specialty fabrics products include finished fabrics for industrial, apparel and specialty end uses.

                 Springs' subsidiary, Clark-Schwebel, Inc., is the world's leading producer of woven fiber glass fabrics and also manufactures fabrics made from Kevlar(R) yarn. Customers of Clark-Schwebel, Inc., include producers of electronic circuit boards, aircraft, boats, and protective apparel such as anti-ballistic vests and helmets.

                 The specialty fabrics segment produces and markets other finished fabrics in a broad range of colors, weights, fibers, finishes and printed designs and sells them principally to manufacturers of apparel and decorative home furnishings, and to retailers of home sewing fabrics under the trademarks Springmaid(R), Wamsutta(R), and Ultrasuede(R), and under private labels. This segment also produces and sells protective and fire-retardant fabrics for industrial and commercial applications and manufactures and markets solid color and printed fabric for wall panels and furniture fabrics for the office furnishings market.

                 On March 25, 1993, Clark-Schwebel, Inc., contributed its European fiber glass subsidiaries and $8.8 million in cash to CS-Interglas A.G., of Ulm, Germany, in consideration of a minority interest in CS-Interglas A.G. and a convertible debenture.

                 On June 24, 1994, the Company sold all of the stock of Clark-Schwebel Distribution Corp., a subsidiary of Clark-Schwebel, Inc. The Company received $19.1 million in connection with this sale. The gain on this transaction is included in other (income) expense.

                 RESTRUCTURING AND COST REDUCTIONS - In 1990, the Company announced a restructuring plan for certain parts of its operations to consolidate manufacturing operations, convert certain finished fabric facilities to home furnishings production, and offer early retirement to qualifying employees. During the third quarter of 1994, the Company completed its restructuring plan. The Company did not recognize in 1994 any gain or loss in connection with the completion of this plan.

                 The Company announced a plan on March 22, 1994, to reduce annual operation costs by at least $15 million. The Company achieved this cost reduction plan.

                 RAW MATERIALS -- Raw materials used by the Company include cotton, polyester, and other natural and manmade fibers, fiber glass and aramid yarns, fabrics formed from natural and manmade yarns, dyes and chemicals, aluminum, plastic, and steel. Such raw materials are readily available; and, with the exception of certain aramid fibers and yarns (which are used by the specialty fabrics segment in some of its products), the Company is not dependent on any one supplier as a source for raw materials. Any shortage in the cotton supply by reason of weather, disease or other factors, or significant increases in the price of cotton or polyester, however, could adversely affect the Company's results of operations.

                 TRADEMARKS -- The Company considers its trademarks to be of material importance to its business. Protection for these marks is obtained, in part, through United States and foreign trademark registrations.

                 The home furnishings segment uses certain licensed designs and trademarks which may be considered to be of material importance to this segment. These include a license agreement with each of Bill Blass, Ltd., and Liz Claiborne, Inc., and multiple license agreements with The Walt Disney Company.

                 WORKING CAPITAL -- The Company's working capital requirements are funded by its operating cash flow, commercial paper borrowings and short-term bank borrowings. Trade receivables are, in the main, collectible in 60 days or less.

                 CUSTOMERS -- In 1994, sales to Wal-Mart Stores, Inc. equaled 12% of Springs' total sales; no other single customer accounted for ten percent or more of Springs' total sales.

                 BACKLOG ORDERS -- The unfilled order position at December 31, 1994, amounted to approximately $216 million. The unfilled order position at January 1, 1994, was approximately $209 million.

                 COMPETITIVE CONDITIONS -- The markets in which the principal products of the Company are sold are highly competitive as to price, quality, customer service and product design.

                 ENVIRONMENTAL EXPENDITURES -- The Company spent approximately $3.8 million on environmental and related safety and health projects in 1994 and expects to spend approximately $5.5 million in 1995.

                 ASSOCIATES -- Approximately 20,100 associates were employed by Springs and its subsidiaries at the end of 1994.


(D)      FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES.

                 International sales of home furnishings and specialty fabric products are made through Springs' divisions and its subsidiaries. International sales accounted for approximately 6.7% of total sales in 1994, 7.35% in 1993, and 6.5% in 1992.



ITEM 2.  PROPERTIES

                 The Company owns its Executive Office Building and its Research and Development Center in Fort Mill, South Carolina, and the twenty-one story Springs Building at 104 West 40th Street, New York, New York. The Springs Building contains sales headquarters for the Bath Fashions Divison and Springfield Division and other staff support offices. A majority of the Springs Building is leased to other businesses.

                 The Springmaid Home Fashions Division, Performance Home Fashions Division and Wamsutta Home Products Division lease offices in New York, New York at 787 7th Avenue and 1285 Avenue of the Americas. These and other divisions lease additional space in other cities for administration and sales offices and distribution centers.

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

                 The home furnishings segment uses twenty-five of these plants and the specialty fabrics segment uses eight. In addition, the home furnishings and specialty fabrics segments share six plants. Five of these plants are leased either through industrial revenue bond financing or through other leases. In addition, the Pennsylvania plant is subject to a mortgage. All other plants are owned by Springs and are unencumbered.

                 All plants are well maintained and in good operating condition.

ITEM 3.          LEGAL PROCEEDINGS

                 Information required by this Item is contained in Notes to Consolidated Financial Statements, Note 10. - Other Matters, found on pages 27 and 28 of the Annual Report and incorporated herein by reference.



ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 None reportable.

                 EXECUTIVE OFFICERS OF THE REGISTRANT

                 Pursuant to Instruction #3 to Item 401 of Regulation S-K, the following information is provided on the Company's Executive Officers.

                                                                 Position and Business
Name                                       Age                             Experience
- ----                                       ---                  -----------------------------
Crandall C. Bowles                         47               Executive Vice President - Springs and President -Textile Manufacturing
                                                            Group (March 1993 to present).  Executive Vice President - Growth and
                                                            Development (April 1992 to February 1993).  Director (1978 to present).
                                                            President - The Springs Company (1982 to April 1992).

C. Powers Dorsett                          50               Vice President - General Counsel and Secretary (February 1990 to
                                                            present).

Walter Y. Elisha                           62               Chairman of the Board (October 1983 to present) and Chief Executive
                                                            Officer (1981 to present).  President (December 1989 to present).
                                                            Director (February 1980 to present).

Richard D. Foster                          55               Vice President - Human Resources (May 1990 to present); Manager - Human
                                                            Resources, Major Appliance Business Group, General Electric Co. (June
                                                            1987 to May 1990).

Stephen P. Kelbley                         52               Executive Vice President - Springs (September 1991 to present).
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

James C. McKelvey                          50               Vice President - Controller (November 1993 to present).  Vice President-
                                                            Controller, Springmaid/Performance Home Fashions Division (September
                                                            1992 to November 1993).  Vice President - Controller, Springmaid Home
                                                            Fashions Division (January 1992 to August 1992).  Vice President -
                                                            Controller, Performance Products Division (1987 - December 1991)

Robert W. Moser                            56               Executive Vice President - Springs (July 1989 to present).  President -
                                                            Specialty Fabrics Group (March 1993  to March 1994).  President -
                                                            Finished Fabrics Group (July 1989 to August 1991).  President - Finished
                                                            Fabrics Group and Windows (September 1991 to March 1993).

Thomas P. O'Connor                         49               Executive Vice President - Springs (August 1992 to present).  President-
                                                            Home Fashions Group (March 1993 to present).  Senior Vice President -
                                                            Springs (September 1991 to August 1992).   President - Bed and Bath
                                                            Group (September 1991 to February 1993).  President -  Springmaid Home
                                                            Fashions Division (1988 to August 1991).

Robert L. Thompson                         58               Vice President - Public Affairs (September 1986 to present).

J. Spratt White                            53               Senior Vice President - Growth and Development (March 1993 to present).
                                                            Senior Vice President - Springs and President - Diversified Products
                                                            Group (February 1990 to March 1993).  Senior Vice President - Human
                                                            Resources (June 1989 to May 1990).

James F. Zahrn                             44               Vice President - Finance and Treasurer (March 1994 to present).  Vice
                                                            President and Treasurer (May 1993 to March 1994).  Treasurer (August
                                                            1986 to May 1993).


- ---------------------------------------

Crandall Close Bowles, an Executive Vice President and director of the Company, and Leroy S. Close, a director of the Company, are siblings. There are no other family relationships within the director and Executive Officer group.



PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

                 Class A Common Stock of Springs is traded on the New York Stock Exchange. As of February 28, 1995, there were approximately 3,031 holders of record of Class A Common Stock, and approximately 84 holders of Class B Common Stock. No established trading market exists for Class B Common Stock. However, Class B Common Stock may, at the election of the holder, be exchanged at any time for Class A Common Stock.

                 Information required by this Item on the sales prices and dividends of the Common Stock of Springs is incorporated by reference from page 34 of the Annual Report under the caption "Quarterly Financial Data (Unaudited), Dividends and Price Range of Common Stock."

ITEM 6.          SELECTED FINANCIAL DATA

                 Information required by this Item is incorporated by reference from pages 32 and 33 of the Annual Report under the caption "Selected Financial Data."



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                 Management's discussion and analysis of financial condition and results of operations required by this Item is incorporated by reference from pages 30 and 31 of the Annual Report under the caption "Management's Discussion and Analysis of Operations and Financial Condition."



ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 Financial statements, including the report of independent certified public accountants, and supplementary data required by this Item are incorporated by reference from the Annual Report. See Item 14 for a list of financial statements and the pages of the Annual Report from which they are incorporated. Supplementary data is incorporated by reference from page 34 of the Annual Report under the caption "Quarterly Financial Data (Unaudited), Dividends and Price Range of Common Stock."



ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                 ACCOUNTING AND FINANCIAL DISCLOSURE

                 None.



PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                 Information about directors required by this Item is incorporated by reference from the Company's Proxy Statement to Security Holders dated March 8, 1995, (the "Proxy Statement") under the captions "Directors, Nominees, and Election of

Directors" and "Information Regarding the Board of Directors" on pages 2 through 6 of the Proxy Statement. The information on Executive Officers is provided at the end of Part I of this Form 10-K.



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



ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT

                 Information required by this Item is incorporated by reference from the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 18 and 19 of the Proxy
Statement.



ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 Information required by this Item is incorporated by reference from the Proxy Statement under the caption "Compensation Committee Interlocks and Insider Participation" and "Transactions With Certain Persons" on pages 14, 19 and 20 of the Proxy Statement.



PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                 ON FORM 8-K

                 (a)      1.      The following financial statements and
                 independent auditors' report are incorporated by reference from the Annual Report as a part of this Report:

                          (i) Consolidated Balance Sheet as of December 31, 1994 and January 1, 1994 (Annual Report page 20).

                           (ii) Consolidated Statement of Operations and Retained Earnings for the fiscal years ended December 31, 1994, January 1, 1994 and January 2, 1993 (Annual Report page 19).

                          (iii) Consolidated Statement of Cash Flows for the fiscal years ended December 31, 1994, January 1, 1994 and January 2, 1993 (Annual Report page 21).

                          (iv) Notes to Consolidated Financial Statements (Annual Report pages 22 through 28).

                           (v) Independent Auditors' Report (Annual Report page 28).

                          2. Financial statement schedules are not shown here because, under applicable rules, they are not required, are inapplicable, or the information required is included in the Financial Statements or in the Notes thereto.


                          3. Exhibits required to be listed by Item 601 of Regulation S-K are listed (and, where applicable, attached) in the Exhibit Index attached hereto, which is incorporated herein by this reference.

                 (b) Reports on Form 8-K: No 8-K's were filed during the last quarter of the period covered by this report.



[SIGNATURES ON NEXT PAGE]

SIGNATURES

                 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Springs Industries, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRINGS INDUSTRIES, INC.



By:      /s/ James F. Zahrn
         ---------------------------------------------
         James F. Zahrn
         Vice President-Finance and
         Treasurer

Date:    March 6, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



 By:   /s/ John F. Akers                               By:   /s/ Crandall C. Bowles
       -----------------------------------------------       ----------------------------------------------
         John F. Akers, Director                                Crandall C. Bowles, Director
 Date: March 6, 1995                                   Date: March 6,



 By:   /s/ John L. Clendenin                           By:   /s/ Leroy S. Close
       -----------------------------------------------       ----------------------------------------------
         John L. Clendenin, Director                            Leroy S. Close, Director
 Date: March 6, 1995                                   Date: March 6, 1995



 By:   /s/ Charles W. Coker                            By:   /s/ Walter Y. Elisha
       -----------------------------------------------       ----------------------------------------------
         Charles W. Coker, Director                             Walter Y. Elisha, Chairman,
 Date: March 6, 1995                                            Chief Executive Officer,
                                                                President, and Director
                                                                (Principal Executive Officer)
                                                       Date: March 6, 1995


 By:   /s/ Dan M. Krausse                                By: /s/ John H. McArth
       -----------------------------------------------       ----------------------------------------------
         Dan M. Krausse, Director                               John H. McArthur, Director
 Date: March 6, 1995                                   Date: March 6, 1995




 By:   /s/ Aldo Papone                                 By:   /s/ Robin B. Smith
       -----------------------------------------------       ----------------------------------------------
         Aldo Papone, Director                                 Robin B. Smith, Director
 Date: March 6, 1995                                   Date: March 6, 1995


 By:   /s/ Sherwood H. Smith, Jr.                      By:   /s/ Stewart Turley
       -----------------------------------------------       ----------------------------------------------
         Sherwood H. Smith, Jr.                                 Stewart Turley
 Date: March 6, 1995                                   Date: March 6, 1995






By:     /s/ James F. Zahrn                                    By:   /s/ James C. McKelvey
        ----------------------------------------------              -------------------------------------------------
        James F. Zahrn                                                James C. McKelvey,
        Vice President-Finance                                        Vice President and Controller
        and Treasurer                                                 (Principal Accounting Officer)
        (Principal Financial Officer)
Date: March 6, 1995                                           Date: March 6, 1995


                       SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, DC





                                    EXHIBITS





        * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

                                 EXHIBIT INDEX
                                 -------------

Item
- ----
 (2)             Agreement and Plan of Merger among Springs Industries,
                 Page 24 Inc., Dundee Acquisition Corp. and Dundee Mills,
                 Incorporated, dated February 6, 1995, filed herein (62 pages)

 (3)      (a)    Springs' Restated Articles of Incorporation, amended and
                 Incorporated by restated as of April 18, 1994, incorporated by reference Reference from Form 10-Q filed August 15, 1994
                 (16 pages).


          (b)    Springs' Bylaws, amended as of April 18, 1994,
                 Incorporated by reference from Form 10-Q, filed May 17, Reference 1994 (19 pages).


 (10)     Material Contracts -Executive Compensation Plans and Arrangements

          (a)    Springs' Deferred Unit Stock Plan, amended and restated
                 Incorporated by effective February 22, 1990, incorporated by reference Reference from Form 10-K, filed March 26, 1990
                 (15 pages). Amendment effective December 10, 1990, incorporated by reference from Form 10-K, filed March 25, 1991
                 (1 page). Amendment effective August 16, 1990, incorporated by reference from Form 10-Q, filed November 12, 1991 (1 page).


          (b)    Springs' Restricted Stock Plan, incorporated by reference
                 Incorporated by from Form 10-K, filed March 19, 1982 (6 pages). Amendment Reference dated August 19, 1983, incorporated by reference from Form 10-K, filed March 16, 1984 (1 page).

          (c)    Employment Agreement dated July 1, 1985, between Springs
                 Incorporated by and Walter Y. Elisha, incorporated by reference from Reference Form 10-K, filed March 14,
                 1986 (9 pages).


          (d)    Springs' Deferred Compensation Plan, as amended and
                 Incorporated by restated on August 18, 1994, incorporated by reference Reference from Form 10-Q, filed November 14, 1994
                 (28 pages).


          (e)    Springs' Senior Executive Supplemental Retirement Plan,
                 Incorporated by incorporated by reference from Form 10-K, filed March 19, Reference 1982 (11 pages). Amendment dated February 26, 1987, incorporated by reference from Form
                 10-K, filed March 27, 1987 (4 pages).  Amendment dated June
                 20, 1991, incorporated by reference from Form 10-K, filed
                 March 25, 1992 (1 page).

          (f)    Springs' Shadow Retirement Plan, incorporated by reference
                 Incorporated by from Form 10-K, filed March 19, 1982 (6 pages). Amendment Reference adopted October 18, 1990, incorporated by reference from Form 10-K, filed March 25, 1991
                 (3 pages).


          (g)    Springs' Deferred Compensation Plan for Outside Directors,
                 Incorporated by as amended and restated on August 18, 1994, incorporated Reference by reference from Form 10-Q, filed
                 November 14, 1994 (24 pages).


          (h)    Springs' Outside Directors COLI Deferred Compensation Plan
                 Incorporated by adopted December 12, 1985, incorporated by reference from Reference Form 10-K, filed March 14, 1986
                 (10 pages).

          (i)    Springs' Senior Management COLI Deferred Compensation Plan
                 Incorporated by adopted December 12, 1985, incorporated by reference from Reference Form 10-K, filed March 14, 1986
                 (11 pages).



          (j)    Springs' 1991 Incentive Stock Plan, as approved by
                 Incorporated by shareholders on April 15, 1991, incorporated by reference Reference from the Company's Proxy
                 Statement to Shareholders dated February 27, 1991, under the caption "Exhibit A" on pages A-1 through A-12 of such Proxy
                 Statement.


          (k)    Springs' 1991 Restricted Stock Plan for Outside Directors,
                 Incorporated by as approved by the Company's shareholders on April 15, Reference 1991, incorporated by reference from the Company's Proxy Statement to Shareholders dated February 27,
                 1991, under the caption "Exhibit B" on pages B-1 through B-4 of such Proxy Statement.

          (l)    Springs' Amended and Restated Achievement Incentive Plan,
                 Incorporated by as approved by the Board of Directors on April
                 13, 1992, Reference incorporated by reference from Form 10-Q, filed May 11, 1992 (12 pages). Amendment approved by the Board of Directors on February 18, 1993, incorporated by reference from Form 10-K, filed March 31, 1993 (10 pages).


          (m)    Springs' Contingent Compensation Plan adopted by the Board
                 Incorporated by of Directors on June 20, 1991, incorporated by reference Reference from Form 10-Q, filed November 12, 1991
                 (6 pages).


 (10)     Material Contracts -Other


          (a)    Loan Agreement dated July 7, 1986, among Springs
                 Incorporated by Industries, Inc., Wachovia Bank, N.A.,
                 Chemical Bank, Reference Manufacturers Hanover Bank
                 (Delaware), NCNB National Bank of North Carolina and The
                 South Carolina National Bank, incorporated by reference from Form 10-Q, filed August 19, 1986 (66 pages). Amendments effective June 5, 1989, and September 29, 1989, incorporated by reference from Form 10-K, filed March 26, 1990 (4 pages).
                 Amendment effective December 27, 1990, incorporated by reference from Form 10-K, filed March 25, 1991 (2 pages).
                 Amendment effective May 13, 1992, incorporated by reference from Form 10-K, filed March 31, 1993 (2 pages). Amendment effective March 27, 1993, incorporated by reference from Form
                 10-K, filed March 30, 1994 (3 pages).  Amendment dated
                 November 16, 1994, filed herein (1 page).

          (b)    Note Agreement for 9.375% Senior Notes Due July 1, 2006,
                 Incorporated by dated as of July 7, 1986, incorporated by reference from Reference Form 10-Q, filed August 19,
                 1986 (53 pages). Amendment effective September 29, 1989, incorporated by reference from Form 10-K, filed March 26, 1990
                 (2 pages). Amendment effective December 27, 1990, incorporated by reference from Form 10-K, filed March 25, 1991
                 (2 pages). Amendment effective March 29, 1992, incorporated by reference from Form 10-K, filed March 31, 1993 (2 pages).
                 Amendment effective March 27, 1993, incorporated by reference from Form 10-K, filed March 30, 1994 (3 pages).


          (c) Long-term revolving credit agreements among Springs and Incorporated by several banks, dated February 1 or 2, 1990, as back-up for Reference Springs' commercial paper program;
                 commercial paper issuing and paying agency agreement between Springs and Morgan Guaranty Trust Company of New York dated February 5, 1990, incorporated by reference from Form
                 10-K, filed March 26, 1990 (52 pages).  Amendment effective
                 December 27, 1990, incorporated by reference from Form 10-K, filed March 25, 1991 (10 pages). Amendment effective June 3,
                 1992, incorporated by reference from Form 10-K, filed March
                 31, 1993 (5 pages). Amendment effective March 27, 1993, incorporated by reference from Form 10-K, filed March 30, 1994
                 (3 pages).


          (d)    Note Agreement for 9.60% Senior Notes Due July 1, 2006,
                 Incorporated by dated as of May 29, 1991, incorporated by reference from Reference Form 10-K, filed March 25, 1992
                 (47 pages). Amendment effective March 29, 1992, incorporated by reference from Form 10-K, filed March 31, 1993 (1 page).
                 Amendment effective March 27, 1993, incorporated by reference from Form 10-K, filed March 30, 1994 (3 pages).

          (e)    Springs' Commercial paper issuing and paying agency
                 Incorporated by agreement between Springs and Chemical Bank dated July 17, Reference 1992; Commercial paper dealer agreement between Springs and Goldman Sachs Money Markets,
                 L.P. dated July 16, 1992; Long-term revolving credit agreements among Springs and several banks, dated July 10-21, 1992, as back-up for Springs' commercial paper program; all of which are incorporated by reference from Form 10-Q, filed July
                 31, 1992 (49 pages). Amendment effective March 27, 1993, incorporated by reference from Form 10-K, filed March 30, 1994
                 (4 pages).


          (f) Long-Term revolving credit agreement between Springs and Incorporated by Trust Company Bank, dated April 1, 1993, as back-up for Reference Springs' commercial paper program, incorporated by reference from Form 10-Q, filed May
                 17, 1993 (4 pages).


 (13) Portions of the 1994 Annual Report to Shareholders, which have been expressly incorporated by reference, filed herein (17 pages).

 (21)     List of Subsidiaries of Springs, filed herein (1 page).



 (23)     Consent of expert for Form S-8 Registration Statement for
          1991 Incentive Stock Plan and 1991 Restricted Stock Plan for Outside Directors filed herein (1 page) .


(27)     Financial Data Schedule (for SEC purposes)

