Form 10-Q
period 1995-04-01
SPRINGS INDUSTRIES INC
filed 1995-05-16
CIK 93102

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                          ----------------------------


                                 F O R M  10-Q

For the Quarter Ended April 1, 1995                Commission File Number 1-5315


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

                          ----------------------------


As of May 5, 1995, there were 9,781,157 shares of Class A Common Stock and 7,830,375 shares of Class B Common Stock of Springs Industries, Inc. outstanding.

                          ----------------------------


There are 87 pages in the sequentially numbered, manually signed original of this report.

                         TABLE OF CONTENTS TO FORM 10-Q



PART I - FINANCIAL INFORMATION
- ------------------------------

ITEM                                                                  PAGE
- ----                                                                  ----
1.            FINANCIAL STATEMENTS                                      3

2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS           8


PART II - OTHER INFORMATION
- ---------------------------


4.            SUBMISSION OF MATTERS TO A VOTE                          10
                OF SECURITY HOLDERS

6.            EXHIBITS                                                 11


SIGNATURES                                                             12

EXHIBIT INDEX                                                          13

                                     PART I
                         ITEM I - FINANCIAL STATEMENTS

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Statements of Operations and Retained Earnings
(In thousands except per share data)
(Unaudited)


                                                                 THIRTEEN WEEKS
                                                           -------------------------
                                                            APRIL 1,        APRIL 2,
                                                              1995            1994
                                                           ----------     ----------
OPERATIONS
  Net sales . . . . . . . . . . . . . . . . . . . . .      $  483,136     $  485,213
    Cost of goods sold  . . . . . . . . . . . . . . .         396,028        394,521
    Selling, general and
      administrative expenses . . . . . . . . . . . .          64,010         72,390
                                                           ----------     ----------
      Operating income  . . . . . . . . . . . . . . .          23,098         18,302
    Interest expense  . . . . . . . . . . . . . . . .           7,252          7,179
    Other (income) expense  . . . . . . . . . . . . .            (835)           764
                                                           ----------     ----------

  Income before income taxes  . . . . . . . . . . . .          16,681         10,359
  Income taxes  . . . . . . . . . . . . . . . . . . .           6,813          4,558
                                                           ----------     ----------

      Net income  . . . . . . . . . . . . . . . . . .      $    9,868     $    5,801
                                                           ==========     ==========

Per share:

  Net income  . . . . . . . . . . . . . . . . . . . .      $      .55     $      .33
                                                           ==========     ==========

  Cash dividends - Class A shares . . . . . . . . . .      $      .30     $      .30
                                                           ==========     ==========
  Cash dividends - Class B shares . . . . . . . . . .      $      .27     $      .27
                                                           ==========     ==========


Weighted average shares of
  common stock  . . . . . . . . . . . . . . . . . . .          17,807         17,813
                                                           ==========     ==========

RETAINED EARNINGS
  Retained earnings at beginning
    of period . . . . . . . . . . . . . . . . . . . .      $  568,403     $  526,428
  Net income  . . . . . . . . . . . . . . . . . . . .           9,868          5,801
  Cash dividends  . . . . . . . . . . . . . . . . . .          (5,046)        (5,041)
                                                           ----------     ----------
  Retained earnings at end of period  . . . . . . . .      $  573,225     $  527,188
                                                           ==========     ==========

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Balance Sheet
(In thousands except share data)

                                                                               (UNAUDITED)
                                                                                 APRIL 1,     DECEMBER 31,
                                                                                   1995           1994
                                                                                ----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . . .       $    1,142    $       769
  Accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . .          300,175        312,739
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          299,229        264,161
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           40,169         39,335
                                                                                ----------    -----------
    Total current assets                                                           640,715        617,004
                                                                                ----------    -----------
Property, plant and equipment . . . . . . . . . . . . . . . . . . . . . .        1,271,382      1,253,060
  Accumulated depreciation  . . . . . . . . . . . . . . . . . . . . . . .         (717,598)      (697,810)
                                                                                ----------    -----------
    Property, plant, and equipment, net . . . . . . . . . . . . . . . . .          553,784        555,250
                                                                                ----------    -----------
Other assets and deferred charges . . . . . . . . . . . . . . . . . . . .          119,775        116,789
                                                                                ----------    -----------

     Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $1,314,274    $ 1,289,043
                                                                                ==========    ===========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . .       $   55,600    $    11,100
  Current maturities of long-term debt  . . . . . . . . . . . . . . . . .           21,391         21,318
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . . . . . .           76,720         83,232
  Other accrued liabilities . . . . . . . . . . . . . . . . . . . . . . .          115,975        128,306
                                                                                ----------    -----------
    Total current liabilities . . . . . . . . . . . . . . . . . . . . . .          269,686        243,956
                                                                                ----------    -----------

Noncurrent liabilities:
  Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . .          261,786        265,384
  Long-term benefit plans and deferred
   compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          141,856        144,967
  Deferred income taxes and other deferred
   credits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           50,841         50,645
                                                                                ----------     ----------
    Total noncurrent liabilities  . . . . . . . . . . . . . . . . . . . .          454,483        460,996
                                                                                ----------     ----------

Shareowners' equity:
  Class A common stock- $.25 par value
    (9,888,859 and 9,884,143 shares issued
    in 1995 and 1994, respectively) . . . . . . . . . . . . . . . . . . .            2,472          2,471
  Class B common stock- $.25 par value
    (7,830,375 and 7,830,375 shares issued
    in 1995 and 1994, respectively) . . . . . . . . . . . . . . . . . . .            1,958          1,958
  Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . .           11,657         11,413
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .          573,225        568,403
  Cost of Class A shares in treasury
    (April 1, 1995-111,448 shares; Decem-
    ber 31, 1994 - 119,585 shares)  . . . . . . . . . . . . . . . . . . .           (2,467)        (2,602)
  Currency translation adjustment                                                    3,260          2,448
                                                                                ----------    -----------
    Shareowners' equity . . . . . . . . . . . . . . . . . . . . . . . . .          590,105        584,091
                                                                                ----------    -----------
      Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $1,314,274    $ 1,289,043
                                                                                ==========    ===========

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

                                                                                   THIRTEEN WEEKS ENDED
                                                                                  -----------------------
                                                                                   APRIL 1,      APRIL 2,
                                                                                     1995          1994
                                                                                  ---------     ---------
CASH PROVIDED (USED) BY:
  Operating activities:
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $   9,868     $   5,801
    Adjustments to reconcile net income to
     net cash provided (used) by operating
     activities:
     Depreciation and amortization  . . . . . . . . . . . . . . . . . . .            23,304        23,205
     Changes in operating assets and liabilities  . . . . . . . . . . . .           (37,250)      (35,851)
     Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (6,669)          705
                                                                                  ---------     ---------
        Net cash (used) by operating activities . . . . . . . . . . . . .           (10,747)       (6,140)
                                                                                  ---------     ---------

  Investing activities:
    Purchase of property, plant and
      equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (19,727)      (26,955)
    Proceeds from sales of assets . . . . . . . . . . . . . . . . . . . .                43             -
                                                                                  ---------     ---------
        Net cash (used) by investing activities . . . . . . . . . . . . .           (19,684)      (26,955)
                                                                                  ---------     ---------

  Financing activities:
    Proceeds from short-term borrowings . . . . . . . . . . . . . . . . .            44,500        46,980
    Proceeds from commercial paper and long-term
      debt borrowings . . . . . . . . . . . . . . . . . . . . . . . . . .             9,959           106
    Payment of commercial paper and long-term debt  . . . . . . . . . . .           (13,484)       (3,528)
    Payment of dividends. . . . . . . . . . . . . . . . . . . . . . . . .           (10,171)      (10,080)
                                                                                  ---------     ---------
        Net cash provided by financing activities . . . . . . . . . . . .            30,804        33,478
                                                                                  ---------     ---------

  Increase in cash and cash equivalents . . . . . . . . . . . . . . . . .         $     373     $     383
                                                                                  =========     =========

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Significant Accounting Policies:

     These condensed consolidated financial statements should be read in conjunction with the financial statements presented in the Springs Industries, Inc. ("Springs" or "the Company") 1994 Annual Report on Form 10-K.

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

2.   Inventory:

     Inventories are summarized as follows (in thousands):

                                                              April 1,   December 31,
                                                                1995        1994
                                                             ---------   ------------
     Standard cost (which approximates
     average cost) or average cost:
      Finished goods  . . . . . . . . . . . . . . . .        $ 190,460    $ 173,729
      In process  . . . . . . . . . . . . . . . . . .          182,605      166,347
      Raw materials and supplies  . . . . . . . . . .           60,016       56,553
                                                             ---------    ---------
                                                               433,081      396,629
   Less LIFO reserve  . . . . . . . . . . . . . . . .         (133,852)    (132,468)
                                                             ---------    ---------

     Total  . . . . . . . . . . . . . . . . . . . . .        $ 299,229    $ 264,161
                                                             =========    =========

3.   Acquisitions:

     Subsequent to the Company's year-end, a definitive merger agreement was signed with Dundee Mills, Incorporated regarding the Company's acquisition of Dundee. Dundee is a significant manufacturer of towels sold to retail and institutional markets, as well as textile products for infants.
     Dundee operates 14 facilities, primarily in Georgia. Consummation of the acquisition is subject to approval by Dundee shareholders on May 25, 1995.

     The Company has also signed a definitive agreement regarding the Company's purchase of certain assets of Dawson Home Fashions, Inc., which is a major producer and marketer of shower curtains, coordinated accessories and other bath products. Consummation of this transaction is subject to appropriate governmental clearances.

4.   Accounting Change:

     In the first quarter of 1995, the Company completed an evaluation of indirect manufacturing costs that in 1994 and prior years were classified as selling, general and administrative expenses. As a result of that evaluation, the Company has made an accounting change to include in its inventory costs certain indirect manufacturing and manufacturing-related information services costs. The Company believes this accounting change is preferable and these costs are more appropriately reflected as costs of the goods sold due to changing technologies and reengineering of the delivery process for indirect support services. No material effect on inventory or net income resulted from the accounting change. In addition, certain other costs relating to designs have been reclassified in the prior year to conform to the 1995 presentation.

5.   Legal and Environmental:

     As disclosed in the 1994 Annual Report on Form 10-K, Springs is involved in certain administrative proceedings alleging violations of environmental laws and regulations, including proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act. In connection with these proceedings, the Company has accrued an amount which represents management's best estimate of Springs' probable liability.

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

                 ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

Sales

Net sales for the first quarter were down less than one percent from those reported in the first quarter of 1994. However, after reducing sales in the first quarter of 1994 for sales of Clark-Schwebel Distribution Corp., which was sold in June 1994, sales for the first quarter of 1995 increased four percent over the same period one year ago. In the home furnishings segment, first-quarter sales improved nearly six percent over the prior year as a result of improved pricing and volume. In the specialty fabrics segment, after adjustment for the sale of Clark-Schwebel Distribution Corp., sales were slightly higher than in the first quarter of 1994. This improvement is due to increased volume in industrial fabrics, partially offset by weaker demand for finished fabrics.

Earnings

First-quarter net income of $.55 per share represented a sixty-seven percent increase from net income of $.33 per share in 1994. Operating profits for the home furnishings segment improved substantially over last year. This improvement was due to increased volume as well as higher margins which resulted from cost reductions and a general price increase for bedding products which became effective during the third quarter of 1994. In the specialty fabrics segment, after adjustment for the sale of Clark-Schwebel Distribution Corp. in June 1994, operating profits were somewhat lower than in the prior year as a result of lower volume and margins in finished fabrics, which more than offset improvements in both volume and margins in industrial fabrics. In addition, the results from the Company's minority equity investments in Germany and Japan continued to improve.

CAPITAL RESOURCES AND LIQUIDITY

A normal seasonal increase in working capital since year-end resulted in increased short-term borrowings. Capital expenditures for 1995 are expected to approximate those of 1994. Operating cash needs for 1995 are expected to be provided from operations and commercial paper and short-term bank borrowings.

During the first quarter of 1995, the Company signed a definitive merger agreement with Dundee Mills, Incorporated. Dundee shareholders would receive a combination of Springs Class A Common Stock and cash having an aggregate value of approximately $118 million, based on the expected values of Springs stock, in exchange for all of the outstanding shares of Dundee common stock. In addition, the Company has also signed a definitive cash purchase agreement regarding the Company's purchase of certain assets of Dawson Home Fashions, Inc. Funding for the transactions will be provided by the issuance of new shares of the Company's Class A Common Stock and long-term borrowings under the term loan agreement dated as of March 31, 1995.


OTHER

In view of recent upward trends in the costs of raw materials, Springs expects its earnings to grow at a more moderate pace during the second quarter.

Consummation of the Dundee acquisition noted above is subject to approval by Dundee shareholders on May 25, 1995. Dundee is a significant manufacturer of towels sold to retail and institutional markets, as well as textile products for infants. Dundee operates 14 facilities, primarily in Georgia. In addition, consummation of the Dawson transaction noted above is subject to appropriate governmental clearances. Dawson is a major producer and marketer of shower curtains, coordinated accessories and other bath products.

During the first quarter of 1995, the Company completed an evaluation of indirect manufacturing costs that in 1994 and prior years were classified as selling, general and administrative expenses. As a result of that evaluation, the Company has made an accounting change to include in its inventory costs certain indirect manufacturing and manufacturing-related information services costs. The Company believes this accounting change is preferable and these costs are more appropriately reflected as costs of the goods sold due to changing technologies and reengineering of the delivery process for indirect support services. No material effect on inventory or net income resulted from the accounting change. In addition, certain other costs relating to designs have been reclassified from selling, general and administrative expenses to cost of goods sold and restated in the prior year to conform to the 1995 presentation. The result of this accounting change and cost reclassification is to state first-quarter 1995 selling, general and administrative expenses at approximately 13.3% of sales. Had prior year figures been restated for the accounting change, prior year first-quarter selling, general and administrative expenses under the preferred method of cost classification would have been equivalent to 12.5% of sales.

                          PART II - OTHER INFORMATION

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The annual meeting of the security holders of the Company was held on May 1, 1995.

     (b) During the annual meeting, the security holders of the Company elected the following directors to hold office until the next annual meeting of the security holders and until a successor is duly elected and qualified:

           John F. Akers                 Dan M. Krausse
           Crandall Close Bowles         John H. McArthur
           John L. Clendenin             Aldo Papone
           Leroy S. Close                Robin B. Smith
           Charles W. Coker              Sherwood H. Smith, Jr.
           Walter Y. Elisha              Stewart Turley

     (c)

   Description of Matter              For                Against or         Abstentions
         Voted Upon                                       Withheld
(i)
Annual election of
directors:

John F. Akers                      37,350,057              58,389
Crandall Close Bowles              37,354,717              53,729
John L. Clendenin                  37,353,517              54,929
Leroy S. Close                     37,354,572              53,874
Charles W. Coker                   37,355,083              53,363
Walter Y. Elisha                   37,354,588              53,858
Dan M. Krausse                     37,354,561              53,885
John H. McArthur                   37,354,283              54,163
Aldo Papone                        37,354,770              53,676
Robin B. Smith                     37,352,104              56,342
Sherwood H. Smith, Jr.             37,354,727              53,719
Stewart Turley                     37,354,967              53,479


(ii)
Ratification of the                37,382,605              13,692              12,149
appointment of Deloitte &
Touche as the Company's
auditors



     (d)   N/A

                               ITEM 6 - EXHIBITS

The following exhibit is filed as part of this report:

     (a) Exhibits required to be listed by Item 601 of Regulation S-K are listed (and, where applicable, attached) in the Exhibit Index attached hereto, which is incorporated herein by this reference.

     (b) Reports on Form 8-K: No 8-K's were filed during the last quarter of the period covered by this report.

                                   SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, Springs Industries, Inc. has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SPRINGS INDUSTRIES, INC.



                                           By:_______________________________
                                              James F. Zahrn
                                              Senior Vice President and
                                              Chief Financial Officer
                                              (Duly Authorized Officer and
                                              Principal Financial Officer)




DATED:  May 16, 1995

                                 EXHIBIT INDEX

Item                                                                                Page Number
- ----                                                                                -----------
(2)             Agreement and Plan of Merger among Springs Industries,              Incorporated
                Inc., Dundee Acquisition Corp. and Dundee Mills,                    by reference
                Incorporated, dated February 6, 1995, incorporated by
                reference from Form 10-K filed March 6, 1995 (62 pages)

(3)       (a)   Springs' Restated Articles of Incorporation, amended and            Incorporated
                restated as of April 18, 1994, incorporated by reference            by reference
                from Form 10-Q filed August 15, 1994 (16 pages).

          (b)   Springs' Bylaws, amended as of April 18, 1994,                      Incorporated
                incorporated by reference from Form 10-Q, filed May 17,             by reference
                1994 (19 pages).

(10)      Material Contracts - Executive Compensation Plans and Arrangements

          (a)   Springs' Deferred Unit Stock Plan, amended and restated             Incorporated
                effective February 22, 1990, incorporated by reference              by reference
                from Form 10-K, filed March 26, 1990 (15 pages).
                Amendment effective December 10, 1990, incorporated by
                reference from Form 10-K, filed March 25, 1991 (1 page).
                Amendment effective August 16, 1990, incorporated by
                reference from Form 10-Q, filed November 12, 1991 (1
                page).

          (b)   Springs' Restricted Stock Plan, incorporated by reference           Incorporated
                from Form 10-K, filed March 19, 1982 (6 pages).  Amendment          by reference
                dated August 19, 1983, incorporated by reference from Form
                10-K, filed March 16, 1984 (1 page).

          (c)   Employment Agreement dated July 1, 1985, between Springs            Incorporated
                and Walter Y. Elisha, incorporated by reference from                by reference
                Form 10-K, filed March 14, 1986 (9 pages).

          (d)   Springs' Deferred Compensation Plan, as amended and                 Incorporated
                restated on August 18, 1994, incorporated by reference              by reference
                from Form 10-Q, filed November 14, 1994 (28 pages).

          (e)   Springs' Senior Executive Supplemental Retirement Plan,             Incorporated
                incorporated by reference from Form 10-K, filed March 19,           by reference
                1982 (11 pages).  Amendment dated February 26, 1987,
                incorporated by reference from Form 10-K, filed March 27,
                1987 (4 pages).  Amendment dated June 20, 1991,
                incorporated by reference from Form 10-K, filed March 25,
                1992 (1 page).

          (f)   Springs' Shadow Retirement Plan, incorporated by reference          Incorporated
                from Form 10-K, filed March 19, 1982 (6 pages).  Amendment          by reference
                adopted October 18, 1990, incorporated by reference from
                Form 10-K, filed March 25, 1991 (3 pages).

          (g)   Springs' Deferred Compensation Plan for Outside Directors,          Incorporated
                as amended and restated on August 18, 1994, incorporated            by reference
                by reference from Form 10-Q, filed November 14, 1994 (24
                pages).

          (h)   Springs' Outside Directors COLI Deferred Compensation Plan          Incorporated
                adopted December 12, 1985, incorporated by reference from           by reference
                Form 10-K, filed March 14, 1986 (10 pages).

          (i)   Springs' Senior Management COLI Deferred Compensation Plan          Incorporated
                adopted December 12, 1985, incorporated by reference from           by reference
                Form 10-K, filed March 14, 1986 (11 pages).

          (j)   Springs' 1991 Incentive Stock Plan, as approved by                  Incorporated
                shareholders on April 15, 1991, incorporated by reference           by reference
                from the Company's Proxy Statement to Shareholders dated
                February 27, 1991, under the caption "Exhibit A" on
                pages A-1 through A-12 of such Proxy Statement.

          (k)   Springs' 1991 Restricted Stock Plan for Outside Directors,          Incorporated
                as approved by the Company's shareholders on April 15,              by reference
                1991, incorporated by reference from the Company's Proxy
                Statement to Shareholders dated February 27, 1991, under
                the caption "Exhibit B" on pages B-1 through B-4 of such
                Proxy Statement.

          (l)   Springs' Amended and Restated Achievement Incentive Plan,           Incorporated
                as approved by the Board of Directors on April 13, 1992,            by reference
                incorporated by reference from Form 10-Q, filed May 11,
                1992 (12 pages).  Amendment approved by the Board of
                Directors on February 18, 1993, incorporated by reference
                from Form 10-K, filed March 31, 1993 (10 pages).

          (m)   Springs' Contingent Compensation Plan adopted by the Board          Incorporated
                of Directors on June 20, 1991, incorporated by reference            by reference
                from Form 10-Q, filed November 12, 1991 (6 pages).

(10)      Material Contracts - Other

          (a)   Loan Agreement dated July 7, 1986, among Springs                    Incorporated
                Industries, Inc., Wachovia Bank, N.A., Chemical Bank,               by reference
                Manufacturers Hanover Bank (Delaware), NCNB National Bank
                of North Carolina and The South Carolina National Bank,
                incorporated by reference from Form 10-Q, filed August 19,
                1986 (66 pages).  Amendments effective June 5, 1989, and
                September 29, 1989, incorporated by reference from
                Form 10-K, filed March 26, 1990 (4 pages).  Amendment
                effective December 27, 1990, incorporated by reference
                from Form 10-K, filed March 25, 1991 (2 pages).  Amendment effective May 13, 1992, incorporated by reference from
                Form 10-K, filed March 31, 1993 (2 pages).  Amendment
                effective March 27, 1993, incorporated by reference from
                Form 10-K, filed March 30, 1994 (3 pages).  Amendment
                dated November 16, 1994, incorporated by reference from
                Form 10-K filed March 6, 1995 (1 page).

          (b)   Note Agreement for 9.375% Senior Notes Due July 1, 2006,            Incorporated
                dated as of July 7, 1986, incorporated by reference from            by reference
                Form 10-Q, filed August 19, 1986 (53 pages).  Amendment
                effective September 29, 1989, incorporated by reference
                from Form 10-K, filed March 26, 1990 (2 pages).  Amendment effective December 27, 1990, incorporated by reference
                from Form 10-K, filed March 25, 1991 (2 pages).  Amendment effective March 29, 1992, incorporated by reference from
                Form 10-K, filed March 31, 1993 (2 pages).  Amendment
                effective March 27, 1993, incorporated by reference from
                Form 10-K, filed March 30, 1994 (3 pages).

          (c)   Long-term revolving credit agreements among Springs and             Incorporated
                several banks, dated February 1 or 2, 1990, as back-up for          by reference
                Springs' commercial paper program; commercial paper
                issuing and paying agency agreement between Springs and
                Morgan Guaranty Trust Company of New York dated
                February 5, 1990, incorporated by reference from Form 10-
                K, filed March 26, 1990 (52 pages).  Amendment effective
                December 27, 1990, incorporated by reference from Form 10-
                K, filed March 25, 1991 (10 pages).  Amendment effective
                June 3, 1992, incorporated by reference from Form 10-K,
                filed March 31, 1993 (5 pages).  Amendment effective
                March 27, 1993, incorporated by reference from Form 10-K,
                filed March 30, 1994 (3 pages).

          (d)   Note Agreement for 9.60% Senior Notes Due July 1, 2006,             Incorporated
                dated as of May 29, 1991, incorporated by reference from            by reference
                Form 10-K, filed March 25, 1992 (47 pages).  Amendment
                effective March 29, 1992, incorporated by reference from
                Form 10-K, filed March 31, 1993 (1 page).  Amendment
                effective March 27, 1993, incorporated by reference from
                Form 10-K, filed March 30, 1994 (3 pages).

          (e)   Springs' Commercial paper issuing and paying agency                 Incorporated
                agreement between Springs and Chemical Bank dated July 17,          by reference
                1992; Commercial paper dealer agreement between Springs
                and Goldman Sachs Money Markets, L.P. dated July 16, 1992;
                Long-term revolving credit agreements among Springs and
                several banks, dated July 10-21, 1992, as back-up for
                Springs' commercial paper program; all of which are
                incorporated by reference from Form 10-Q, filed July 31,
                1992 (49 pages).  Amendment effective March 27, 1993,
                incorporated by reference from Form 10-K, filed March 30,
                1994 (4 pages).

          (f)   Long-Term revolving credit agreement between Springs and            Incorporated
                Trust Company Bank, dated April 1, 1993, as back-up for             by reference
                Springs' commercial paper program, incorporated by
                reference from Form 10-Q, filed May 17, 1993 (4 pages).

          (g)   Term loan agreement dated as of March 31, 1995, among               Page 18
                Springs Industries, Inc., Wachovia Bank of North Carolina,
                N.A., and Wachovia Bank of Georgia, N.A., as agent, filed
                herein (69 pages)

(27)      Financial Data Schedule (for SEC purposes)                                Page 87