Form 10-Q
period 1995-07-01
SPRINGS INDUSTRIES INC
filed 1995-08-15
CIK 93102

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                 F O R M  10-Q

For the Quarter Ended July 1, 1995                Commission File Number 1-5315


                          ____________________________



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

                          ____________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes   X    No
    -----     -----

                          ____________________________


As of August 9, 1995, there were 12,335,748 shares of Class A Common Stock and 7,800,280 shares of Class B Common Stock of Springs Industries, Inc. outstanding.

                          ____________________________


There are 14 pages in the sequentially numbered, manually signed original of this report.

                         TABLE OF CONTENTS TO FORM 10-Q



PART I - FINANCIAL INFORMATION


ITEM                                                                   PAGE
----                                                                   ----
1.               FINANCIAL STATEMENTS                                    3

2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS         9



PART II - OTHER INFORMATION
---------------------------

ITEM                                                                   PAGE
----                                                                   ----


6.   EXHIBITS                                                           11

SIGNATURES                                                              12

EXHIBIT INDEX                                                           13


                                     PART I
                         ITEM I - FINANCIAL STATEMENTS

SPRINGS INDUSTRIES, INC.
Consolidated Statement of Operations
and Retained Earnings
(In thousands except per share data)
(Unaudited)

                                                          THIRTEEN WEEKS ENDED              TWENTY-SIX WEEKS ENDED
                                                      -----------------------------       --------------------------
                                                        JULY 1,            JULY 2,          JULY 1,        JULY 2,
                                                         1995               1994             1995           1994
                                                      ----------         ----------       ----------     -----------
OPERATIONS
  Net sales . . . . . . . . . . . . . . . . . . .     $  532,672         $  515,260       $1,015,808      $1,000,473
    Cost of goods sold  . . . . . . . . . . . . .        437,464            416,424          833,492         810,945
    Selling, general and
      administrative expenses . . . . . . . . . .         65,720             70,116          129,730         142,506
                                                      ----------         ----------       ----------      ----------
      Operating income  . . . . . . . . . . . . .         29,488             28,720           52,586          47,022
    Interest expense  . . . . . . . . . . . . . .          7,888              7,254           15,140          14,433
    Other (income) expense  . . . . . . . . . . .         (2,014)            (1,346)          (2,849)           (582)
                                                      ----------         ----------       ----------      ----------

  Income before income taxes  . . . . . . . . . .         23,614             22,812           40,295          33,171
  Income taxes  . . . . . . . . . . . . . . . . .          9,222              9,732           16,035          14,290
                                                      ----------         ----------       ----------      ----------

      Net income  . . . . . . . . . . . . . . . .     $   14,392         $   13,080       $   24,260      $   18,881
                                                      ==========         ==========       ==========      ==========

  Per share:

    Net income  . . . . . . . . . . . . . . . . .     $      .78         $      .73       $     1.33      $     1.06
                                                      ==========         ==========       ==========      ==========

   Cash dividends - Class A shares  . . . . . . .     $      .30         $      .30       $      .60      $      .60
                                                      ==========         ==========       ==========      ==========
   Cash dividends - Class B shares  . . . . . . .     $      .27         $      .27       $      .54      $      .54
                                                      ==========         ==========       ==========      ==========


  Weighted average shares of
    common stock  . . . . . . . . . . . . . . . .                                             18,234          17,788
                                                                                          ==========      ==========

RETAINED EARNINGS
  Retained earnings at beginning
    of period . . . . . . . . . . . . . . . . . .     $  573,225         $  527,188       $  568,403      $  526,428
  Net income  . . . . . . . . . . . . . . . . . .         14,392             13,080           24,260          18,881
  Cash dividends  . . . . . . . . . . . . . . . .         (5,809)            (5,039)         (10,855)        (10,080)
                                                      ----------         ----------       ----------      ----------
  Retained earnings at end of period  . . . . . .     $  581,808         $  535,229       $  581,808      $  535,229
                                                      ==========         ==========       ==========      ==========


See Notes to Condensed Consolidated Financial Statements

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Balance Sheet
(In thousands except share data)

                                                                    (Unaudited)
                                                                      JULY 1,                DECEMBER 31,
                                                                       1995                     1994
                                                                    ----------               ------------
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . .          $     2,684               $       769
  Accounts receivable . . . . . . . . . . . . . . . . . .              367,817                   312,739
  Inventories . . . . . . . . . . . . . . . . . . . . . .              407,951                   264,161
  Other . . . . . . . . . . . . . . . . . . . . . . . . .               33,042                    39,335
                                                                   -----------               -----------
    Total current assets  . . . . . . . . . . . . . . . .              811,494                   617,004
                                                                   -----------               -----------

Property, plant and equipment . . . . . . . . . . . . . .            1,351,910                 1,253,060
  Accumulated depreciation  . . . . . . . . . . . . . . .             (736,624)                 (697,810)
                                                                   -----------               -----------
    Property, plant, and equipment, net . . . . . . . . .              615,286                   555,250
                                                                   -----------               -----------
Other assets and deferred charges . . . . . . . . . . . .              126,774                   116,789
                                                                   -----------               -----------

     Total  . . . . . . . . . . . . . . . . . . . . . . .          $ 1,553,554               $ 1,289,043
                                                                   ===========               ===========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term borrowings . . . . . . . . . . . . . . . . .          $    42,200               $    11,100
  Current maturities of long-term debt  . . . . . . . . .               21,219                    21,318
  Accounts payable  . . . . . . . . . . . . . . . . . . .               91,456                    83,232
  Other accrued liabilities . . . . . . . . . . . . . . .              148,017                   128,306
                                                                   -----------               -----------
    Total current liabilities . . . . . . . . . . . . . .              302,892                   243,956
                                                                   -----------               -----------

Noncurrent liabilities:
  Long-term debt  . . . . . . . . . . . . . . . . . . . .              349,994                   265,384
  Deferred compensation and benefit plans.  . . . . . . .              150,248                   144,967
  Deferred income taxes and other deferred
   credits  . . . . . . . . . . . . . . . . . . . . . . .               51,448                    50,645
                                                                   -----------               -----------
    Total noncurrent liabilities  . . . . . . . . . . . .              551,690                   460,996
                                                                   -----------               -----------

Shareowners' equity:
  Class A common stock- $.25 par value
    (12,446,587 and 9,884,143 shares issued
    in 1995 and 1994, respectively) . . . . . . . . . . .                3,112                     2,471
  Class B common stock- $.25 par value
    (7,800,280 and 7,830,375 shares issued
    in 1995 and 1994, respectively) . . . . . . . . . . .                1,950                     1,958
  Additional paid-in capital  . . . . . . . . . . . . . .              109,826                    11,413
  Retained earnings . . . . . . . . . . . . . . . . . . .              581,808                   568,403
  Cost of Class A shares in treasury
    (July 1, 1995-110,995 shares;
     December 31, 1994 - 119,585 shares)  . . . . . . . .               (2,458)                   (2,602)
  Currency translation adjustment . . . . . . . . . . . .                4,734                     2,448
                                                                   -----------               -----------
    Shareowners' equity . . . . . . . . . . . . . . . . .              698,972                   584,091
                                                                   -----------               -----------
      Total . . . . . . . . . . . . . . . . . . . . . . .          $ 1,553,554               $ 1,289,043
                                                                   ===========               ===========


See Notes to Condensed Consolidated Financial Statements

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)


                                                                               TWENTY-SIX WEEKS ENDED
                                                                        ------------------------------------
                                                                           JULY 1,                  JULY 2,
                                                                            1995                     1994
                                                                        ------------              ----------
CASH PROVIDED (USED) BY:
  Operating activities:
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .   $   24,260                $  18,881
    Adjustments to reconcile net income to
     net cash provided (used) by operating
     activities:
     Depreciation and amortization  . . . . . . . . . . . . . . . . .       49,152                   46,024
     Changes in operating assets and liabilities,
       net of effects of business acquisitions
       and sale of business . . . . . . . . . . . . . . . . . . . . .      (30,533)                 (33,509)
     Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . .       (6,665)                  (6,141)
                                                                        ----------                ---------
        Net cash provided by operating activities . . . . . . . . . .       36,214                   25,255
                                                                        ----------                ---------

  Investing activities:
    Purchase of property, plant and
      equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .      (39,636)                 (50,042)
    Business acquisitions, net of stock issued
      and cash acquired . . . . . . . . . . . . . . . . . . . . . . .      (60,631)                       -
    Proceeds from sales of assets . . . . . . . . . . . . . . . . . .          252                      356
    Proceeds from sale of business  . . . . . . . . . . . . . . . . .            -                   17,813
                                                                        ----------                ---------
        Net cash (used) by investing activities . . . . . . . . . . .     (100,015)                 (31,873)
                                                                        ----------                ---------

  Financing activities:
    Proceeds from short-term borrowings . . . . . . . . . . . . . . .       31,100                   44,680
    Proceeds from commercial paper and long-term
     debt borrowings  . . . . . . . . . . . . . . . . . . . . . . . .       79,495                    1,052
    Payment of commercial paper and long-term debt  . . . . . . . . .      (28,899)                 (24,106)
    Payment of dividends  . . . . . . . . . . . . . . . . . . . . . .      (15,980)                 (15,119)
                                                                        ----------                ---------
        Net cash provided by financing activities
                                                                            65,716                    6,507
                                                                        ----------                ---------

  Increase (decrease) in cash and cash equivalents  . . . . . . . . .   $    1,915                $    (111)
                                                                        ==========                =========

See Notes to Condensed Consolidated Financial Statements

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

2.  Inventory:

    Inventories are summarized as follows (in thousands):

                                                                       July 1,           December 31,
                                                                        1995                 1994
                                                                     ----------          ------------
    Standard cost (which approximates
    average cost) or average cost:
     Finished goods . . . . . . . . . . . . . . . . . . . .          $  253,479          $  173,729
     In process   . . . . . . . . . . . . . . . . . . . . .             222,533             166,347
     Raw materials and supplies   . . . . . . . . . . . . .              76,003              56,553
                                                                     ----------          ----------
                                                                        552,015             396,629
    Less LIFO reserve . . . . . . . . . . . . . . . . . . .            (144,064)           (132,468)
                                                                     ----------          ----------

    Total   . . . . . . . . . . . . . . . . . . . . . . . .          $  407,951          $  264,161
                                                                     ==========          ==========

3.  Commitments:

    The Company enters into forward delivery contracts for certain raw material purchases, consistent with the size of its business, to reduce the Company's exposure to price volatility. The contracts are assessed on a continuous basis to determine if contract prices will be recovered through subsequent sales. At July 1, 1995, the market value of the contracts exceeded the contract price.

4.  Financial Instruments:

    The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. Interest rate swap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. The Company is exposed to credit loss in the event of nonperformance by the counterparty to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparty.

5.  Acquisitions:

    On May 27, 1995, the Company purchased all of the outstanding stock of Dundee Mills, Incorporated, a leading manufacturer of towels, infant and toddler bedding, knitted infant apparel, and healthcare products. The purchase price was approximately $119.6 million, which was funded with $21.2 million of proceeds from a new debt issue and included the issuance of 2,514,113 shares of Springs Class A common stock with a fair market value of $98.4 million. The acquisition has been accounted for using the purchase method of accounting and did not result in the recording of any goodwill. The operating results of Dundee are included in the Company's consolidated results of operations from the date of acquisition.

    On May 27, 1995, the Company also purchased substantially all of the assets of Dawson Home Fashions, Inc., a leading manufacturer of shower curtains and bath fashions accessories. The purchase price was approximately $40 million but is subject to adjustment upon completion of audited financial statements. The purchase price was funded with proceeds from a new debt issue. The acquisition has been accounted for using the purchase method of accounting and is not expected to result in the recording of any goodwill. The operating results related to the Dawson assets are included in the Company's consolidated results of operations from the date of acquisition.

    The following summarized, unaudited pro forma presentation of results of operations has been prepared as if the acquisition of Dundee had occurred at the beginning of each fiscal year. The pro forma presentation is provided for informational purposes only and is not indicative of results which would have occurred or which may occur in the future (in thousands, except per share amounts):

                                                                                (Unaudited)
                                                                              Six Months Ended
                                                                    ------------------------------------

                                                                      July 1,                   July 2,
                                                                       1995                      1994
                                                                    ----------                ----------
    Net sales                                                       $1,125,674                $1,133,428
    Net income                                                          17,826                    20,257
    Earnings per share                                                     .88                      1.00

    It is anticipated that the Dawson assets will generate annual revenues of approximately $70 million. Due to the timing of receipt of financial information for the five months ended May 27, 1995, and for the six months ended July 2, 1994, Dawson was not included in the preceding pro forma results of operations. However, management does not believe the operating results related to the Dawson assets would have a material effect on the pro forma financial information.

6.  Accounting Change:

    In the first quarter of 1995, the Company completed an evaluation of indirect manufacturing costs that in 1994 and prior years were classified as selling, general and administrative expenses. As a result of that evaluation, the Company has made an accounting change to include in inventoriable costs certain indirect manufacturing and manufacturing-related information services costs. The Company believes this accounting change is preferable and these costs are more appropriately reflected as costs of goods sold due to changing technologies and reengineering of the delivery process for indirect support services. No material effect on inventory or net income resulted from the accounting change. In addition, certain other costs relating to designs have been reclassified in the prior year to conform to the 1995 presentation.

7.  Legal and Environmental:

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

                 ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS


GENERAL

The favorable effects of the Company's efforts to reduce operating expenses were offset in large measure by increases in supply and raw material costs in the second quarter of 1995. Price increases announced in March of 1995 will become effective during the third quarter of 1995.

RESULTS OF OPERATIONS

Sales

Net sales for the second quarter were three percent greater than net sales reported in the second quarter of 1994. Sales for the home furnishings segment were ten percent higher than in the prior year due primarily to the company's acquisitions of the stock of Dundee Mills, Incorporated and the principal assets of Dawson Home Fashions, Inc. in the second quarter of 1995. In the specialty fabrics segment, excluding the effect of Clark-Schwebel Distribution Corp., which was sold in June 1994, sales were two percent higher than in the second quarter of 1994. This improvement was due to increased volume in industrial fabrics, partially offset by weaker demand for finished fabrics.

Year-to-date net sales improved one percent compared to the first six months of 1994. The acquisitions, which were effective on May 27, 1995, contributed to a sales increase of eight percent in the home furnishings segment over last year. Year-to-date specialty fabrics sales, excluding the effect of Clark-Schwebel Distribution Corp., were slightly higher than in the first half of 1994. This improvement was due to increased volume in industrial fabrics.

Earnings

Second quarter earnings of $14.4 million, or $.78 per share, represented a ten percent increase from net income of $13.1 million, or $.73 per share, in 1994. Operating income for the home furnishings segment improved substantially over last year. This improvement was due to improved average selling prices and cost reductions as well as the Dundee acquisition, which occurred in the second quarter of 1995. In the specialty fabrics segment, operating profits were considerably lower than in the prior year due to sales weakness and lower margins in finished fabrics.

Year-to-date earnings of $24.3 million, or $1.33 per share, represented a 28 percent increase over 1994 first-half earnings of $18.9 million, or $1.06 per share. The home furnishings segment's operating income improved substantially over last year. The improvement was due to a general price increase for bedding products, which became effective during the third quarter of 1994, and cost reductions. Operating income in the specialty fabrics segment was lower than a year ago due to sales weakness and lower margins in finished fabrics.


CAPITAL RESOURCES AND LIQUIDITY

On May 27, 1995, the Company purchased all of the outstanding stock of Dundee Mills, Incorporated, a leading manufacturer of towels, infant and toddler bedding, knitted infant apparel and healthcare products. The purchase price was approximately $119.6 million, which was funded by the issuance of approximately 2.5 million shares of Springs Class A common stock with a fair market value of $98.4 million and additional long-term debt. In addition, the Company purchased substantially all of the assets of Dawson Home Fashions, Inc., a leading manufacturer of shower curtains and bath fashions accessories. The purchase price is expected to be approximately $40 million but is subject to adjustment upon completion of audited financial statements. Funding for this transaction was provided through additional long-term borrowings.

In spite of the addition of approximately $95 million of new debt in connection with the acquisitions, total debt has increased only $16.4 million from last year due to increased operating cash flow. Capital expenditures for 1995 are expected to approximate those of 1994. Cash needs for the remainder of 1995 are expected to be provided from operations and commercial paper and short-term bank borrowings.


OTHER

The acquisitions have been accounted for using the purchase method of accounting. Accordingly, the results of operations of each acquisition have been included in the financial statements since the date of its acquisition. The costs of the acquisitions have been allocated on the basis of the estimated fair market values of assets acquired and liabilities assumed. The final purchase price for the acquisition of the Dawson assets and the final allocation of the purchase prices is expected to be completed during 1995 upon receipt of final valuation information. No goodwill has been or is expected to be recorded in connection with these transactions.

During the first quarter of 1995, the Company completed an evaluation of indirect manufacturing costs that in 1994 and prior years were classified as selling, general and administrative expenses. As a result of that evaluation, the Company has made an accounting change to include in inventoriable costs certain indirect manufacturing and manufacturing-related information services costs. The Company believes this accounting change is preferable and these costs are more appropriately reflected as cost of goods sold due to changing technologies and reengineering of the delivery process for indirect support services. No material effect on inventory or net income resulted from the accounting change. In addition, certain other costs relating to designs have been reclassified from selling, general and administrative expenses to cost of goods sold and restated in the prior year to conform to the 1995 presentation. The result of this accounting change and cost reclassification is to state year-to-date 1995 selling, general and administrative expenses at approximately 12.8% of sales. Had prior year figures been restated for the accounting change, selling, general and administrative expenses for the first half of 1994 under the preferred method of cost classification would have been equivalent to 11.9% of sales.

                         PART II - OTHER INFORMATION

                              ITEM 6 - EXHIBITS


The following exhibits are filed as part of this report:

      (27)   Financial Data Schedule (for SEC purposes)

                                   SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, Springs Industries, Inc. has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SPRINGS INDUSTRIES, INC.



                                            By:  /s/James F. Zahrn
                                               --------------------------------
                                               James F. Zahrn
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Duly Authorized Officer and
                                               Principal Financial Officer)




DATED:  August 15, 1995