Form 10-Q
period 1995-09-30
SPRINGS INDUSTRIES INC
filed 1995-11-14
CIK 93102

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                          ----------------------------

                                 F O R M  10-Q

For the Quarter Ended September 30, 1995          Commission File Number 1-5315


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

Yes   X    No
   ------     ------
                          ----------------------------


As of November 7, 1995, there were 12,485,456 shares of Class A Common Stock and 7,650,280 shares of Class B Common Stock of Springs Industries, Inc. outstanding.

                          ----------------------------


There are 14 pages in the sequentially numbered, manually signed original of this report.

                         TABLE OF CONTENTS TO FORM 10-Q



PART I - FINANCIAL INFORMATION
------------------------------


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


                                     PART I
                         ITEM I - FINANCIAL STATEMENTS


SPRINGS INDUSTRIES, INC.
Consolidated Statements of Operations
and Retained Earnings
(In thousands except per share data)
(Unaudited)

                                                        THIRTEEN WEEKS ENDED              THIRTY-NINE WEEKS ENDED
                                                       ----------------------             -----------------------
                                                        SEPT. 30,    OCT. 1,               SEPT. 30,    OCT. 1,
                                                          1995        1994                   1995        1994
                                                       ----------  ----------             ---------- -----------
OPERATIONS
  Net sales . . . . . . . . . . . . . . . . . . .     $  623,740         $  535,265       $1,639,548      $1,535,738
    Cost of goods sold  . . . . . . . . . . . . .        511,818            424,334        1,345,310       1,235,279
    Selling, general and
      administrative expenses . . . . . . . . . .         68,751             69,748          198,481         212,254
                                                      ----------         ----------       ----------      ----------

      Operating income  . . . . . . . . . . . . .         43,171             41,183           95,757          88,205
    Interest expense  . . . . . . . . . . . . . .          8,778              6,795           23,918          21,228
    Other (income) expense  . . . . . . . . . . .           (230)               530           (3,079)            (52)
                                                      ----------         ----------       ----------      ----------

  Income before income taxes  . . . . . . . . . .         34,623             33,858           74,918          67,029
  Income taxes  . . . . . . . . . . . . . . . . .         13,317             14,244           29,352          28,534
                                                      ----------         ----------       ----------      ----------

      Net income  . . . . . . . . . . . . . . . .     $   21,306         $   19,614       $   45,566      $   38,495
                                                      ==========         ==========       ==========      ==========

  Per share:
      Net income  . . . . . . . . . . . . . . . .     $     1.08         $     1.10       $     2.41      $     2.16
                                                      ==========         ==========       ==========      ==========

      Cash dividends declared:
        Class A shares  . . . . . . . . . . . . .     $      .33         $      .30       $      .93      $      .90
                                                      ==========         ==========       ==========      ==========
        Class B shares  . . . . . . . . . . . . .     $      .30         $      .27       $      .84      $      .81
                                                      ==========         ==========       ==========      ==========


  Weighted average shares of
    common stock  . . . . . . . . . . . . . . . .                                             18,944          17,792
                                                                                          ==========      ==========

RETAINED EARNINGS
  Retained earnings at beginning
    of period . . . . . . . . . . . . . . . . . .     $  581,808         $  535,229       $  568,403      $  526,428
  Net income  . . . . . . . . . . . . . . . . . .         21,306             19,614           45,566          38,495
  Cash dividends declared . . . . . . . . . . . .         (6,410)            (5,051)         (17,265)        (15,131)
                                                      ----------         ----------       ----------      ----------
  Retained earnings at end of period  . . . . . .     $  596,704         $  549,792       $  596,704      $  549,792
                                                      ==========         ==========       ==========      ==========


See Notes to Condensed Consolidated Financial Statements.

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Balance Sheet
(In thousands except share data)
(Unaudited)

                                                                     SEPT. 30,                  DEC. 31,
                                                                       1995                       1994
                                                                    ---------                ------------
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . .           $    1,480               $      769
  Accounts receivable . . . . . . . . . . . . . . . . . .              400,194                  312,739
  Inventories . . . . . . . . . . . . . . . . . . . . . .              382,219                  264,161
  Other . . . . . . . . . . . . . . . . . . . . . . . . .               34,828                   39,335
                                                                    ----------               ----------
    Total current assets  . . . . . . . . . . . . . . . .              818,721                  617,004
                                                                    ----------               ----------

Property, plant and equipment . . . . . . . . . . . . . .            1,368,951                1,253,060
  Accumulated depreciation  . . . . . . . . . . . . . . .             (753,498)                (697,810)
                                                                    ----------               ----------
    Property, plant, and equipment, net . . . . . . . . .              615,453                  555,250
                                                                    ----------               ----------
Other assets and deferred charges . . . . . . . . . . . .              133,434                  116,789
                                                                    ----------               ----------

     Total  . . . . . . . . . . . . . . . . . . . . . . .           $1,567,608               $1,289,043
                                                                    ==========               ==========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term borrowings . . . . . . . . . . . . . . . . .           $   27,800               $   11,100
  Current maturities of long-term debt  . . . . . . . . .               17,535                   21,318
  Accounts payable  . . . . . . . . . . . . . . . . . . .               95,702                   83,232
  Other accrued liabilities . . . . . . . . . . . . . . .              153,597                  128,306
                                                                    ----------               ----------
    Total current liabilities . . . . . . . . . . . . . .              294,634                  243,956
                                                                    ----------               ----------

Noncurrent liabilities:
  Long-term debt  . . . . . . . . . . . . . . . . . . . .              357,257                  265,384
  Deferred compensation and benefit plans.  . . . . . . .              152,283                  144,967
  Deferred income taxes and other deferred
   credits  . . . . . . . . . . . . . . . . . . . . . . .               49,707                   50,645
                                                                    ----------               ----------
     Total noncurrent liabilities . . . . . . . . . . . .              559,247                  460,996
                                                                    ----------               ----------

Shareowners' equity:
  Class A common stock- $.25 par value
    (12,596,658 and 9,884,143 shares issued
    in 1995 and 1994, respectively) . . . . . . . . . . .                3,149                    2,471
  Class B common stock- $.25 par value
    (7,650,280 and 7,830,375 shares issued
    in 1995 and 1994, respectively) . . . . . . . . . . .                1,913                    1,958
  Additional paid-in capital  . . . . . . . . . . . . . .              109,832                   11,413
  Retained earnings . . . . . . . . . . . . . . . . . . .              596,704                  568,403
  Cost of Class A shares in treasury
    (September 30, 1995-110,648 shares;
    December 31, 1994 - 119,585 shares) . . . . . . . . .               (2,450)                  (2,602)
  Currency translation adjustment . . . . . . . . . . . .                4,579                    2,448
                                                                    ----------               ----------
    Shareowners' equity . . . . . . . . . . . . . . . . .              713,727                  584,091
                                                                    ----------               ----------
     Total  . . . . . . . . . . . . . . . . . . . . . . .           $1,567,608               $1,289,043
                                                                    ==========               ==========

See Notes to Condensed Consolidated Financial Statements.

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)


                                                                              THIRTY-NINE WEEKS ENDED
                                                                         ----------------------------------
                                                                          SEPT. 30,                 OCT. 1,
                                                                            1995                     1994
                                                                         ----------               ---------
CASH PROVIDED (USED) BY:
  Operating activities:
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  45,566          $  38,495
    Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
     Depreciation and amortization  . . . . . . . . . . . . . . . . . .         73,528             68,974
     Changes in operating assets and liabilities,
      net of effects of business acquisitions and
      sale of business  . . . . . . . . . . . . . . . . . . . . . . . .        (25,166)           (27,545)
     Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (7,407)               (54)
                                                                             ---------          ---------
        Net cash provided by operating activities . . . . . . . . . . .         86,521             79,870
                                                                             ---------          ---------

  Investing activities:
    Purchases of property, plant and
      equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (56,070)           (66,439)
    Business acquisitions, net of stock issued and
      cash acquired . . . . . . . . . . . . . . . . . . . . . . . . . .        (79,225)                 -
    Proceeds from sales of assets . . . . . . . . . . . . . . . . . . .          1,013                387
    Proceeds from sale of business  . . . . . . . . . . . . . . . . . .              -             17,813
                                                                             ---------          ---------
       Net cash (used) by investing activities  . . . . . . . . . . . .       (134,282)           (48,239)
                                                                             ---------          ---------
  Financing activities:
    Proceeds from short-term borrowings . . . . . . . . . . . . . . . .         16,700              9,480
    Proceeds from long-term
      borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . .         99,556              1,158
    Payments of long-term debt. . . . . . . . . . . . . . . . . . . . .        (45,394)           (24,407)
    Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . . .        (22,390)           (20,170)
                                                                             ---------          ---------
        Net cash provided (used) by
          financing activities  . . . . . . . . . . . . . . . . . . . .         48,472            (33,939)
                                                                             ---------          ---------
  Increase (decrease) in cash and cash equivalents  . . . . . . . . . .  .   $     711          $  (2,308)
                                                                             =========          =========



See Notes to Condensed Consolidated Financial Statements.

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

     In the first quarter of 1995, the Company completed an evaluation of indirect manufacturing costs that in 1994 and prior years were classified as selling, general and administrative expenses. As a result of that evaluation, the Company has made an accounting change to include in inventoriable costs certain indirect manufacturing and manufacturing-related information services costs. No material effect on inventory or net income resulted from the accounting change. Certain other costs relating to designs have been reclassified from selling, general and administrative expenses to cost of goods sold in the current and prior years.

2.   Inventory:

     Inventories are summarized as follows (in thousands):

                                                                      Sept. 30,          Dec. 31,
                                                                        1995               1994
                                                                      ---------        ------------
    Standard cost (which approximates
    average cost) or average cost:
     Finished goods   . . . . . . . . . . . . . . . . . . .           $ 244,949         $ 173,729
     In process   . . . . . . . . . . . . . . . . . . . . .             217,541           166,347
     Raw materials and supplies   . . . . . . . . . . . . .              71,503            56,553
                                                                      ---------         ---------
                                                                        533,993           396,629
                                                                      ---------         ---------
   Less LIFO reserve  . . . . . . . . . . . . . . . . . . .            (151,774)         (132,468)
                                                                      ---------         ---------

     Total  . . . . . . . . . . . . . . . . . . . . . . . .           $ 382,219         $ 264,161
                                                                      =========         =========

3.   Commitments:

     The Company enters into forward delivery contracts for raw material purchases, consistent with the size of its business, to reduce the Company's exposure to price volatility. Management assesses these contracts on a continuous basis to determine if contract prices will be recovered through subsequent sales. At September 30, 1995, the market value of the contracts exceeded the contract price.

4.   Financial Instruments:

     The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. Springs uses interest rate swap agreements to reduce the potential impact of increases in interest rates on floating-rate long-term debt. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparties.

5.   Acquisitions:

     The Company has acquired three business during 1995. On May 27, 1995, the Company purchased all of the outstanding stock of Dundee Mills, Incorporated, a leading manufacturer of towels, infant and toddler bedding, knitted infant apparel, and healthcare products. The purchase price was approximately $120 million, $21.2 million of which was paid in cash and the remainder through the issuance of 2,514,113 shares of Springs Class A common stock with a fair value of $98.4 million. Effective May 28, 1995, the Company also purchased substantially all of the assets of Dawson Home Fashions, Inc., a leading manufacturer of shower curtains and bath fashions accessories. Springs paid approximately $39 million in cash for the business. On August 3, 1995, the Company purchased substantially all of the assets of the Nanik Window Coverings Group of Apogee Enterprises, Incorporated, a leading manufacturer of wood window blinds and interior shutters.

     The Company funded the cash payments for the businesses acquired with proceeds from a new debt issue. The acquisitions have been accounted for using the purchase method of accounting. The estimated costs of the businesses acquired have been allocated on the basis of the estimated fair value of the assets acquired and liabilities assumed. The Company expects to finalize the purchase price allocation during the fourth quarter. The operating results of Dundee, Dawson and Nanik are included in the Company's consolidated results of operations from the dates of acquisition.

     The following summary of unaudited pro forma results of operations presents information as if the acquisitions had occurred at the beginning of each fiscal year. The pro forma earnings-per-share calculation treats the Springs Class A common shares issued in the Dundee acquisition as being outstanding during all of 1994 and 1995. The 1994 pro forma amounts include the results of Clark-Schwebel Distribution Corporation through June of 1994, at which time it was sold to a third party. The pro forma information is provided for informational purposes only and is not indicative of results which would have occurred or which may occur in the future (in thousands, except per share amounts):

                                                                                (Unaudited)
                                                                              Nine Months Ended
                                                                    ------------------------------------
                                                                     Sept. 30,                  Oct. 1,
                                                                       1995                      1994
                                                                    ----------                ----------
    Net sales                                                       $1,793,761                $1,819,760
    Net income                                                          39,778                    34,064
    Earnings per share                                                    1.96                      1.68


6.   Legal and Environmental:

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

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS



GENERAL

The Company achieved record sales and net income despite higher raw material and supply costs. Price increases on bedding products, announced in March of 1995, became effective during the third quarter.


RESULTS OF OPERATIONS

Sales

Net sales for the third quarter were 16 percent greater than net sales reported in the third quarter of 1994. The home furnishings segment produced a third-quarter sales increase of 20 percent over the prior year, largely as a result of the acquisitions, effective May 27, 1995, of Dundee Mills, Incorporated and the principal assets of Dawson Home Fashions, Inc. In the third quarter of 1995, the specialty fabrics segment's sales were seven percent higher than in the third quarter of 1994. This improvement resulted from stronger demand for woven fiberglass fabrics and other industrial textiles.

Year-to-date net sales improved seven percent compared to the first nine months of 1994. The Dundee and Dawson acquisitions, which occurred in the second quarter of 1995, substantially contributed toward a nine-month sales increase of 12 percent in the home furnishings segment over last year. Year-to-date specialty fabrics sales, excluding the effect of Clark-Schwebel Distribution Corporation, which was sold in June 1994, increased three percent over the first nine months of 1994. This improvement was due to increased volume in industrial fabrics.

Earnings

Third-quarter net income of $21.3 million increased nine percent from last year's net income of $19.6 million, though earnings per share declined slightly to $1.08 from last year's record of $1.10 due to an increased number of shares outstanding. Third-quarter operating income for the home furnishings segment was somewhat higher than last year's in spite of significantly higher raw material and supply costs in 1995. The specialty fabrics segment produced a moderate improvement in third-quarter operating income over last year as the strength of its industrial fabrics businesses more than offset the effect of sluggish markets for finished fabrics for home sewing and apparel.

Year-to-date earnings of $45.6 million, or $2.41 per share, represented an 18 percent increase from net income of $38.5 million, or $2.16 per share, in 1994. The home furnishings segment's operating income improved substantially over last year. This improvement was due to higher average selling prices and cost reductions as well as the Dundee and Dawson acquisitions, which occurred in the second quarter of 1995. In the specialty fabrics segment, operating income was lower than a year ago due to sales weakness and lower margins in finished fabrics.

CAPITAL RESOURCES AND LIQUIDITY

During the second quarter, the Company purchased all of the outstanding stock of Dundee Mills, Incorporated, a leading manufacturer of towels, infant and toddler bedding, knitted infant apparel and healthcare products. The purchase price was approximately $120 million, which was funded by a cash payment of $21.2 million and the issuance of approximately 2.5 million shares of Springs Class A common stock with a fair value of $98.4 million. In addition, the Company also purchased substantially all of the assets of Dawson Home Fashions, Inc., a leading manufacturer of shower curtains and bath fashions accessories. Springs paid approximately $39 million in cash for the business. In the third quarter, the Company purchased substantially all of the assets of the Nanik Window Coverings Group of Apogee Enterprises, Inc., a leading manufacturer of wood window blinds and interior shutters.

The Company funded the cash payments for the businesses acquired with proceeds from a new debt issue. In spite of the addition of approximately $111 million of new debt in connection with the acquisitions ($77 million to fund cash payments and $34 million of debt assumed), total debt increased only $41 million from September 1994 due to improved operating cash flow. Capital expenditures for 1995 are expected to be somewhat lower than 1994 levels. Cash needs for the remainder of 1995 are expected to be provided from operations and commercial paper and short-term bank borrowings.


OTHER

During the first quarter of 1995, the Company completed an evaluation of indirect manufacturing costs that in 1994 and prior years were classified as selling, general and administrative expenses. As a result of that evaluation, the Company has made an accounting change to include in inventoriable costs certain indirect manufacturing and manufacturing-related information services costs. No material effect on inventory or net income resulted from the accounting change. Certain other costs relating to designs have been reclassified from selling, general and administrative expenses to cost of goods sold in the current and prior years.

                          PART II - OTHER INFORMATION

                               ITEM 6 - EXHIBITS


The following exhibits are filed as part of this report:

         (27)    Financial Data Schedule (for SEC use only)

                                   SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, Springs Industries, Inc. has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SPRINGS INDUSTRIES, INC.



                                            By:  /s/ James F. Zahrn
                                               -------------------------------
                                               James F. Zahrn
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (Duly Authorized Officer and
                                               Principal Financial Officer)




DATED:  November 14, 1995

                                 EXHIBIT INDEX


Item
----

                                                              PAGE
                                                              ----

         (27)  Financial Data Schedule (for SEC use only)     14