Form 10-K405
period 1995-12-30
SPRINGS INDUSTRIES INC
filed 1996-03-21
CIK 93102

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-K
/x/              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 30, 1995

/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

             For The Transition period from          to
                                            ---------   -----------

                           Commission File No. 1-5315

                            SPRINGS INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)


             SOUTH CAROLINA                   57-0252730
    (State or other jurisdiction of        (I.R.S. Employer
     incorporation or organization)       Identification No.)
         205 NORTH WHITE STREET
       FORT MILL, SOUTH CAROLINA                 29715
(Address of principal executive offices)      (Zip Code)

             Registrant's telephone number, including area code:
                               (803) 547-1500

         Securities registered pursuant to Section 12(b) of the Act
                                                   Name of each exchange
        Title of each class                         on which registered
----------------------------------------    -----------------------------------
 Class A Common Stock; $.25 par value           New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act

                                    None
================================================================================
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for at least the past 90 days.  Yes   /x/  No  / /
================================================================================
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ( x )
================================================================================
Aggregate market value of Springs Industries, Inc. Common Stock, excluding treasury shares, held by nonaffiliates as of March 14, 1996, was $544,307,675.
================================================================================
As of March 14, 1996, there were 12,535,867 shares of Class A Common Stock and 7,604,579 shares of Class B Common Stock of Springs Industries, Inc. outstanding.
================================================================================
                     DOCUMENTS INCORPORATED BY REFERENCE
================================================================================
Specified Portions of Annual Report to Security Holders for Fiscal Year Ended December 30, 1995 (Parts I & II)
================================================================================
Specified Portions of Proxy Statement to Security Holders dated March 14, 1996 (Parts III & IV)
================================================================================

                 ---------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                 ---------------------------------------------


                            FORM 10-K ANNUAL REPORT
                            -----------------------

                            SPRINGS INDUSTRIES, INC.
                            ------------------------

                                *  *  *  *  *  *

                         TABLE OF CONTENTS TO FORM 10-K

                                     PART I

ITEM

1. BUSINESS

2. PROPERTIES

3. LEGAL PROCEEDINGS

4. SUBMISSION OF MATTERS TO A VOTE OF
     SECURITY HOLDERS


                                    PART II

5. MARKET FOR REGISTRANT'S COMMON EQUITY
     AND RELATED STOCKHOLDER MATTERS

6. SELECTED FINANCIAL DATA

7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    PART II


ITEM

8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
     ACCOUNTING AND FINANCIAL DISCLOSURE


                                    PART III


10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
     REGISTRANT

11. EXECUTIVE COMPENSATION

12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
     AND MANAGEMENT

13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


                                    PART IV


14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
     REPORTS ON FORM 8-K

SIGNATURES

EXHIBIT INDEX

                  ---------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC

                  ---------------------------------------------


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

(B) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

     Financial information for the home furnishings and specialty fabrics segments is incorporated by reference from the Springs Industries, Inc. 1995 Annual

Report to Shareholders ("Annual Report") under the caption "Industry Segment Information," page 14.

(C) NARRATIVE DESCRIPTION OF BUSINESS.

     HOME FURNISHINGS SEGMENT - Home furnishings is the larger segment of Springs' business, with sales of $1.642 billion in 1995 and operating income of $89.6 million. The home furnishings segment manufactures, purchases for resale and markets home furnishings products, including sheets, pillowcases, bedspreads, comforters, infant and toddler bedding, curtains, towels, shower curtains, bath and accent rugs, other bath fashion accessories, knitted infant apparel, baby and health care products, juvenile novelties, drapery hardware and decorative window furnishings.

     Springs' home furnishings products are sold primarily to retail customers and are varied in design, styling and color to appeal to a broad spectrum of consumers. The Company's retail customers include department stores, specialty stores, national chains, mass merchandisers and catalog operations. Springs also sells bed and bath products directly to institutional customers, and sells decorative window products directly to large-scale contractors and distributors / fabricators.

     The Company has a wholly-owned Canadian subsidiary that markets and distributes bedding and bath products in that country. This subsidiary allows the Company to better serve Canadian home furnishings customers and to expand the Company's presence in the Canadian market.

     The Company acquired three home furnishings businesses during 1995. Effective May 27, 1995, the Company purchased all of the outstanding stock of Dundee Mills, Incorporated, a leading manufacturer of towels, infant and toddler bedding, knitted infant apparel, and health care products. Effective May 28, 1995, the Company purchased substantially all of the assets of Dawson Home Fashions, Inc., a leading manufacturer of shower curtains and bath fashions accessories. On July 28, 1995, the Company purchased from Apogee Enterprises, Inc., substantially all of the assets of its Nanik Window Coverings Group, a leading manufacturer of wood window blinds and interior shutters.

     SPECIALTY FABRICS SEGMENT - The specialty fabrics segment manufactures, finishes, purchases for resale and markets a wide variety of fabrics and in 1995 generated sales of $590.7 million and operating income of $43.9 million. Specialty fabrics products include finished fabrics for industrial, apparel and specialty end uses.

     More specifically, this segment is the world's leading producer of woven fiber glass fabrics and also manufactures fabrics made from Kevlar(R) yarn. These products are sold primarily to producers of electronic circuit boards, aircraft, boats, and protective apparel such as anti-ballistic vests and helmets. The specialty fabrics segment produces and markets other finished fabrics in a broad range of colors, weights, fibers, finishes and printed designs and sells them principally to manufacturers of apparel and decorative home furnishings, and to retailers of home sewing fabrics. This segment also produces and sells protective and fire-retardant fabrics for industrial and commercial applications.

     The Company has sold three of its specialty fabrics businesses since early 1993. On March 25, 1993, the Company contributed its two European subsidiaries (net assets of $17.1 million) and $8.8 million in cash to CS-Interglas A.G., of Ulm, Germany, in exchange for a minority equity interest in CS-Interglas A.G. and convertible notes. On June 24, 1994, the Company sold all of the stock of Clark-Schwebel Distribution Corp., a subsidiary that operated within the specialty fabrics segment. The Company received $19.1 million in connection with this sale. The gain on this transaction is included in other (income) expense. On December 29, 1995, the Company sold the assets of its Intek office panel fabrics business. In connection with this sale, the Company received a cash payment of $13.2 million. The gain on this transaction is included in other (income) expense.

     Subsequent to the Company's year-end, on February 24, 1996, the Company signed a contract under which it will sell its subsidiary, Clark-Schwebel, Inc., to an investor group led by Vestar Equity Partners, L.P. (Vestar). Pursuant to the terms of the agreement, the Company will receive either approximately $155 million in cash plus Clark-Schwebel securities consisting of preferred stock with a $30 million liquidation value as of the closing and a minority common equity interest or, at Vestar's option, approximately $193 million in cash. The proposed transaction is subject to certain contingencies, including financing arrangements by Vestar and completion of the due diligence process. In 1995, Clark-Schwebel contributed about 10 percent of Springs' sales of $2.233 billion and had record earnings representing about 24 percent of Springs' earnings of $143 million before interest expense and taxes. During the five years ended in 1995, Clark-Schwebel's average contribution was 13 percent of Springs' sales and 9 percent of its earnings before interest and taxes.

     PRINCIPAL PRODUCTS -- Textile home furnishings products represented 61.5%, 62.3% and 60.9% of consolidated revenues for each of 1995, 1994 and 1993, respectively. No other product or class of products exceeded 10% of consolidated revenues for 1995, 1994 or 1993.

     RAW MATERIALS -- Raw materials used by the Company include cotton, polyester, and other natural and manmade fibers, fiber glass and aramid yarns, fabrics formed from natural and manmade yarns, dyes and chemicals, aluminum, plastic, and steel. Such raw materials are generally readily available; and, with the exception of certain aramid fibers and yarns (which are used by the specialty fabrics segment in some of its products), the Company is not dependent on any one supplier as a source for raw materials. Any shortage in the cotton supply by reason of weather, disease or other factors, or significant increases in the price of cotton or polyester, however, could adversely affect the Company's results of operations.

     TRADEMARKS -- The Company considers its trademarks to be materially important to its business.

     The home furnishings segment sells its bed and bath products under the Wamsutta(R), Springmaid(R), Performance(TM), Dundee(R) and Andre Richard(R) brands, and its decorative window products under the Graber(R), Bali(R), Nanik(R), FashionPleat(R) and CrystalPleat(R) brands. This segment also uses the Wabasso(R) and Texmade(R) brands on bed products sold in Canada.

     The home furnishings segment also uses certain licensed designs and trademarks which may be considered to be of material importance to this segment. These include a license agreement with each of Bill Blass, Ltd., and Liz Claiborne, Inc., and multiple license agreements with The Walt Disney Company.

     The specialty fabrics segment uses the Clark-Schwebel(TM) brand on various products sold by the Company's Clark-Schwebel, Inc., subsidiary and the Springmaid(R), Wamsutta(R) and Ultrasuede(R) brands on home sewing and other specialty fabrics.

     The trademarks are protected, in part, through United States and foreign trademark registrations.

     WORKING CAPITAL -- The Company's working capital requirements are funded by its operating cash flow, commercial paper borrowings and short-term bank borrowings. Trade receivables are, in the main, collectible in 60 days or less.

     CUSTOMERS -- In 1995, sales to Wal-Mart Stores, Inc. equaled 12% of Springs' total sales; no other single customer accounted for ten percent or more of Springs' total sales.

     BACKLOG ORDERS -- The Company's unfilled order position at December 30, 1995, amounted to approximately $188 million. The unfilled order position at December 31, 1994, was approximately $184 million. Exclusive of the acquisitions, the Company's unfilled order position decreased approximately $6 million from 1994 due primarily to a planned shift in sales to home furnishings from specialty fabrics. Because of the nature of the business, home furnishings orders have shorter lead times than specialty fabrics.

     COMPETITIVE CONDITIONS -- The markets in which the principal products of the Company are sold are highly competitive as to price, quality, customer service and product design.

     ENVIRONMENTAL EXPENDITURES -- The Company spent approximately $4.8 on environmental and related safety and health projects in 1995 and expects to spend approximately $2.0 million in 1996.

     ASSOCIATES -- Approximately 23,700 associates were employed by Springs and its subsidiaries at the end of 1995.

(D) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES.

     International sales of home furnishings and specialty fabric products are made through Springs' divisions and its subsidiaries. International sales accounted for approximately 6.6% of total sales in 1995, 6.7% in 1994, and 7.3% in 1993.



ITEM 2. PROPERTIES

     The Company owns its Executive Office Building and its Research and Development Center in Fort Mill, South Carolina, and the twenty-one story Springs Building at 104 West 40th Street, New York, New York. The Springs Building contains a sales showroom for the Bath Fashions Group of the home furnishings segment, the sales headquarters for the Springfield Division of the specialty fabrics segment and certain staff support offices. Most of the Springs Building is leased to other businesses.

     The Bed Fashions Group leases sales offices in New York, New York at 787 7th Avenue and in Charlotte, North Carolina. This group and other divisions lease additional space in other cities for administration and sales offices and distribution centers.

     The Company also owns a customer service center located near Lancaster, South Carolina. This facility houses customer service operations, computer and data processing operations and accounting offices.

     Springs has fifty-three manufacturing plants. Eighteen plants are grey fabric manufacturing plants; nine are dyeing, printing and finishing plants; eighteen are fabricating plants; four plants manufacture decorative window products; and four plants manufacture fiber glass fabric. Of these plants, twenty-four are in South Carolina, three in North Carolina, sixteen in Georgia, three in Alabama, two in California, and one each in Mississippi, Pennsylvania, Tennessee, Wisconsin, and Nevada.

     The home furnishings segment uses forty of these plants and the specialty fabrics segment uses seven. The two segments share another six plants. All of the plants are owned by Springs and are unencumbered, except for five which are leased either through industrial revenue bond financing or through other leases and four which are subject to mortgages.

        All plants are well maintained and generally in good operating condition.



ITEM 3. LEGAL PROCEEDINGS

        Information required by this Item is contained in Notes to Consolidated Financial Statements, Note 9. - Other Matters, found on page 25 of the Annual Report and incorporated herein by reference.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None reportable.

        EXECUTIVE OFFICERS OF THE REGISTRANT


        Pursuant to Instruction #3 to Paragraph (b) of Item 401 of Regulation S-K, the following information is provided on the Company's Executive Officers.


                                        Position and Business
Name                     Age                  Experience
----                     ---            ---------------------

Crandall C. Bowles       48           Executive Vice President - Springs (April
                                      1992 to present).  President - Bath
                                      Fashions Group (May 1995 to present).
                                      President - Textile Manufacturing Group
                                      (March 1993 to May 1995).  Executive Vice
                                      President - Growth and Development (April
                                      1992 to February 1993).  Director (1978
                                      to present).

                                      President - The Springs Company (1982 to
                                      April 1992).


C. Powers Dorsett        51           Senior Vice President - General Counsel
                                      and Secretary (February 1996 to present).
                                      Vice President - General Counsel and
                                      Secretary (February 1990 to January
                                      1996).

Walter Y. Elisha         63           Chairman of the Board (October 1983 to
                                      present) and Chief Executive Officer
                                      (1981 to present). President (December
                                      1989 to present).  Director (February
                                      1980 to present).


William K. Easley        52           Senior Vice President - Springs (February
                                      1996 to present).  President - Bedding
                                      Manufacturing (May 1995 to present).
                                      President - Performance Home Fashions
                                      Division, Home Furnishings Group (October
                                      1993 - May 1995).  Senior Vice President
                                      - Bed and Bath Group (August 1992 -
                                      October 1993).  President - Grey
                                      Manufacturing Division (June 1989 -
                                      August 1992).


Samuel J. Ilardo         40           Treasurer (May 1995 to present).
                                      Assistant Treasurer (March 1994 to April
                                      1995).  Tax Director (November 1992 to
                                      February 1994).

                                      Chief Financial Officer and Treasurer -
                                      STC Holdings, Inc. (January 1984 to
                                      October 1992).


Stephen P. Kelbley       53           Executive Vice President - Springs
                                      (September 1991 to present).  President -
                                      Diversified Products Group (May 1995 to
                                      present).  President - Specialty Fabrics
                                      Group (March 1994 to April 1995).  Chief
                                      Financial Officer (September 1991 to
                                      March 1994).

                                      Senior Vice President - Finance and Chief
                                      Financial Officer, Bausch & Lomb
                                      Incorporated (August 1984 to August 1991).


Charles M. Metzler       43           Vice President - Controller (February
                                      1996 to present).  Controller - Springs
                                      Canada, Inc. (September 1992 to January
                                      1996).  Director, Production Planning -
                                      Springmaid Home Fashions Division (April
                                      1989 to August 1992).

Robert W. Moser     57        Executive Vice President - Springs (July
                              1989 to present).   President - Bath
                              Manufacturing (May 1995 to present).
                              President - Specialty Fabrics Group (March
                              1993  to March 1994).  President - Finished
                              Fabrics Group and Windows (September 1991 to March 1993). President - Finished
                              Fabrics Group (July 1989 to August 1991).

Thomas P. O'Connor  50        Executive Vice President - Springs (August 1992
                              to present).  President - Bed Fashions Group (May
                              1995 to present).  President - Home Fashions
                              Group (March 1993 to April 1995).  Senior Vice
                              President - Springs (September 1991 to August
                              1992).  President - Bed and Bath Group (September
                              1991 to February 1993).  President - Springmaid
                              Home Fashions Division (1988 to August 1991).


Robert L. Thompson  59        Vice President - Public Affairs (September 1986
                              to present).


J. Spratt White     54        Senior Vice President - Growth and Development,
                              and Human Resources (June 1995 to present).
                              Senior Vice President - Growth and Development
                              (March 1993 to May 1995).  Senior Vice President
                              - Springs and President - Diversified Products
                              Group (February 1990 to March 1993).  Senior Vice
                              President - Human Resources (June 1989 to May
                              1990).


James F. Zahrn      45        Senior Vice President and Chief Financial
                              Officer (March 1995 to present).  Vice President
                              - Finance and Treasurer (March 1994 to March
                              1995).  Vice President and Treasurer (May 1993 to
                              March 1994).  Treasurer (August 1986 to May
                              1993).

------------------------------------

Crandall Close Bowles, an Executive Vice President and director of the Company, and Leroy S. Close, a director of the Company, are siblings. There are no other family relationships within the director and Executive Officer group.



PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     Class A Common Stock of Springs is traded on the New York Stock Exchange. As of March 14, 1996, there were approximately 3,070 holders of record of Class A Common Stock, and approximately 80 holders of Class B Common Stock. No established trading market exists for Class B Common Stock. Class B Common Stock may, however, at the election of the holder, be exchanged at any time for Class A Common Stock.

     Information required by this Item on the sales prices and dividends of the Common Stock of Springs is incorporated by reference from page 29 of the Annual Report under the caption "Quarterly Financial Data (Unaudited)."



ITEM 6. SELECTED FINANCIAL DATA

     Information required by this Item is incorporated by reference from pages 30 and 31 of the Annual Report under the caption "Selected Financial Data."



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis of financial condition and results of operations required by this Item is incorporated by reference from pages 27 and 28 of the Annual Report under the caption "Management's Discussion and Analysis of Operations and Financial Condition."



ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Financial statements, including the report of independent certified public accountants, and supplementary data required by this Item are incorporated by reference from the Annual Report. See Item 14 for a list of financial statements and the pages of the Annual Report from which they are incorporated. Supplementary data is incorporated by reference from page 29 of the Annual Report under the caption "Quarterly Financial Data (Unaudited)."



ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

          None.



PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Except for one director who is retiring from the Board pursuant to the Company's retirement policy for directors, information about directors required by this Item is incorporated by reference from the Company's Proxy Statement to Security Holders dated March 14, 1996, (the "Proxy Statement") under the captions "Directors, Nominees, and Election of Directors" and "Information Regarding the Board of Directors" on pages 2 through 5 of the Proxy Statement. Information about the director who is retiring is provided below. The information on Executive Officers is provided at the end of Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

     DAN M. KRAUSSE, AGE 70, DIRECTOR AND PRESIDENT OF THE KRAUSSE COMPANY (INVESTMENTS). A director of the Company since 1976, Mr. Krausse was the founder, president and chief executive officer of Earth Resources Company from 1968 to 1981, and co-founder, chairman and director of Sunwestern Group (venture capital) from 1982 through 1987. Mr. Krausse is chairman and a director of Plains Resources, Inc., chairman and a director of Axis Gas Corp, and chairman and a director of Longhorn Partners Pipeline, L.P.



ITEM 11.  EXECUTIVE COMPENSATION

          Information required by this Item is incorporated by reference from the Proxy Statement under the captions "Executive Officer Compensation and Related Information," "Management Compensation and Organization Committee Report,"

"Employment Agreements" and "Performance Graph" on pages 6 through 13 of the Proxy Statement.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          Information required by this Item is incorporated by reference from the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 24 and 25 of the Proxy Statement.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information required by this Item is incorporated by reference from the Proxy Statement under the caption "Compensation Committee Interlocks and Insider Participation" and "Transactions With Certain Persons" on pages 13, 25, and 26 of the Proxy Statement.



PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

          (a)     1.    The following financial statements and independent
          auditors' report are incorporated by reference from the Annual Report as a part of this Report:

                  (i)   Consolidated Balance Sheet as of December 30,
                        1995, and December 31, 1994 (Annual Report page 16).

                  (ii) Consolidated Statement of Operations and Retained Earnings for the fiscal years ended December 30, 1995, December 31, 1994, and January 1, 1994 (Annual Report page 15).

                  (iii) Consolidated Statement of Cash Flows for the fiscal
                        years ended December 30, 1995, December 31, 1994, and January 1, 1994 (Annual Report page 17).

                  (iv) Notes to Consolidated Financial Statements (Annual Report pages 18 through 25).

                  (v)   Independent Auditors' Report (Annual Report page 26).

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

SPRINGS INDUSTRIES, INC.


By     /s/James F. Zahrn
       -------------------------
       James F. Zahrn
       Senior Vice President and
       Chief Financial Officer

Date:  March 21, 1996




Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/John F. Akers                 By:  /s/Crandall C. Bowles
   --------------------------------       ----------------------------------
        John F. Akers, Director               Crandall C. Bowles, Director
Date: March 21, 1996                  Date: March 21, 1996



By:  /s/John L. Clendenin             By:  /s/Leroy S. Close
   --------------------------------       ----------------------------------
       John L. Clendenin, Director            Leroy S. Close, Director
Date: March 21, 1996                  Date: March 21, 1996



By:  /s/Charles W. Coker              By: /s/Walter Y. Elisha
    -------------------------------      -----------------------------------
        Charles W. Coker, Director         Walter Y. Elisha, Chairman,
Date: March 21, 1996                       Chief Executive Officer,
                                           President, and Director
                                           (Principal Executive Officer)
                                      Date: March 21, 1996

By:   /s/Dan M. Krausse               By:   /s/John H. McArthur
-----------------------------------       ----------------------------------
         Dan M. Krausse, Director              John H. McArthur, Director
Date: March 21, 1996                  Date: March 21, 1996



By:  /s/Aldo Papone                   By:   /s/Donald S. Perkins
-----------------------------------       ----------------------------------
        Aldo Papone, Director                  Donald S. Perkins, Director
Date: March 21, 1996                  Date: March 21, 1996



By:   /s/Robin B. Smith               By: Sherwood H. Smith, Jr.
-----------------------------------       ----------------------------------
         Robin B. Smith                   Sherwood H. Smith, Jr.
Date: March 21, 1996                  Date: March 21, 1996



By:  /s/ Stewart Turley
   ----------------------------------
         Stewart Turley
Date: March 21, 1996



By: /s/James F. Zahrn                    By: /s/Charles M. Metzler
   ----------------------------------       ---------------------------------
       James F. Zahrn                           Charles M. Metzler,
       Senior Vice President and                Vice President and Controller
       Chief Financial Officer                  (Principal Accounting Officer)
       (Principal Financial Officer)
Date: March 21, 1996                     Date: March 21, 1996

                       SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, DC
                 -----------------------------------------------







                                    EXHIBITS






        * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * * *

                                 EXHIBIT INDEX


Item
----
(2)                     Agreement and Plan of Merger among Springs Industries,
                        Inc., Fort Mill A Inc.,Vestar/CS Holding Company,
                        L.L.C., and Clark-S Acquisition Corporation dated as of
                        February 24, 1996, together with a list identifying
                        the schedules and exhibits to the Agreement, filed here
                        in (76 pages). The schedules and exhibits to the
                        Agreement and Plan of Merger have been omitted.
                        Springs agrees to furnish supplementally such exhibits
                        and schedules to the Commission upon request.

(3)   (a)               Springs' Restated Articles of Incorporation, amended
                        and restated as of April 18, 1994, incorporated by
                        reference from Form 10-Q filed August 15, 1994 (16
                        pages).

      (b) Springs' Bylaws, amended as of April 18, 1994, incorporated by reference from Form 10-Q, filed May 17, 1994 (19 pages).

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

      (c) Employment Agreement dated July 1, 1985, between Springs and Walter Y. Elisha, incorporated by reference from Form 10-K, filed March 14, 1986 (9 pages).

      (d) Springs' Deferred Compensation Plan, as amended and restated on August 18, 1994, incorporated by reference from Form 10-Q, filed November 14, 1994 (28 pages).

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

      (g) Springs' Deferred Compensation Plan for Outside Directors, as amended and restated on August 18, 1994, incorporated by reference from Form 10-Q, filed November 14, 1994 (24 pages).

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

(10)  Material Contracts - Other

     (a) Loan Agreement dated July 7, 1986, among Springs Industries, Inc., Wachovia Bank, N.A., Chemical Bank, Manufacturers Hanover Bank (Delaware), NCNB National Bank of North Carolina and The South Carolina National Bank, incorporated by reference from Form 10-Q, filed August 19, 1986 (66 pages). Amendments effective June 5, 1989, and September 29, 1989, incorporated by reference from Form 10-K, filed March 26, 1990 (4 pages). Amendment effective December 27, 1990, incorporated by reference from Form 10-K, filed March 25, 1991 (2 pages). Amendment effective May 13, 1992, incorporated by reference from Form 10-K, filed March 31, 1993 (2 pages). Amendment effective March 27, 1993, incorporated by reference from Form 10-K, filed March 30, 1994 (3 pages). Amendment dated November 16, 1994, incorporated by reference from Form 10-K, filed March
                        7, 1995 (1 page).


     (b) Note Agreement for 9.375% Senior Notes Due July 1, 2006, dated as of July 7, 1986, incorporated by reference from Form 10-Q, filed August 19, 1986 (53 pages). Amendment effective September 29, 1989, incorporated by reference from Form 10-K, filed March 26, 1990 (2 pages). Amendment effective December 27, 1990, incorporated by reference from Form 10-K, filed March 25, 1991 (2 pages). Amendment effective March 29, 1992, incorporated by reference from Form 10-K, filed March 31, 1993 (2 pages). Amendment effective March 27, 1993, incorporated by reference from Form 10-K, filed March 30, 1994 (3 pages).

     (c) Long-term revolving credit agreements among Springs and several banks, dated February 1 or 2, 1990, as back-up for Springs' commercial paper program; commercial paper issuing and paying agency agreement between Springs and Morgan Guaranty Trust Company of New York dated February 5, 1990, incorporated by reference from Form 10-K, filed March 26, 1990 (52 pages). Amendment effective December 27, 1990, incorporated by reference from Form 10-K, filed March 25, 1991 (10 pages). Amendment effective June 3, 1992, incorporated by reference from Form 10-K, filed March 31, 1993 (5 pages). Amendment effective March 27, 1993, incorporated by reference from Form 10-K, filed March 30, 1994 (3 pages).


     (d) Note Agreement for 9.60% Senior Notes Due July 1, 2006, dated as of May 29, 1991, incorporated by reference from Form 10-K, filed March 25, 1992 (47 pages). Amendment effective March 29, 1992, incorporated by reference from Form 10-K, filed March 31, 1993 (1 page). Amendment effective March 27, 1993, incorporated by reference from Form 10-K, filed March 30, 1994 (3 pages).


     (e) Springs' Commercial paper issuing and paying agency agreement between Springs and Chemical Bank dated July 17, 1992; Commercial paper dealer agreement between Springs and Goldman Sachs Money Markets, L.P. dated July 16, 1992; Long-term revolving credit agreements among Springs and several banks, dated July 10-21, 1992, as back-up for Springs' commercial paper program; all of which are incorporated by reference from Form 10-Q, filed July 31, 1992 (49 pages). Amendment effective March 27, 1993, incorporated by reference from Form 10-K, filed March 30, 1994 (4 pages).

      (f) Long-Term revolving credit agreement between Springs and Trust Company Bank, dated April 1, 1993, as back-up for Springs' commercial paper program, incorporated by reference from Form 10-Q, filed May 17, 1993 (4 pages).

      (g) Term loan agreement dated as of March 31, 1995, among Springs Industries, Inc., Wachovia Bank of North Carolina, N.A., and Wachovia Bank of Georgia, N.A., as agent, incorporated by reference from Form 10-Q, filed May 16, 1995; Assignment and Acceptance document dated March 31, 1995, filed herein (3 pages); Assignment and Acceptance document dated June 30, 1995, filed herein (4 pages); First Amendment effective January 18, 1996, filed herein (4 pages); Second Amendment effective February 13, 1996, filed herein (7 pages).

      (h) Swap Agreement between Springs and Wachovia Bank of Georgia, N.A., dated May 18, 1995, and related Schedule and Confirmation, filed herein (41 pages).


(13) Portions of the 1995 Annual Report to Shareholders which have been expressly incorporated by reference, filed herein (18 pages).

(21)  List of Subsidiaries of Springs, filed herein (1 page).

(23) Consent of expert for Form S-8 Registration Statement for 1991 Incentive Stock Plan and 1991 Restricted Stock Plan for Outside Directors filed herein (1 page).

(27)  Financial Data Schedule (for SEC purposes)