Form 10-Q
period 1996-03-31
SPRINGS INDUSTRIES INC
filed 1996-05-14
CIK 93102

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                          ____________________________


                                 F O R M  10-Q

For the Quarter Ended March 30, 1996              Commission File Number 1-5315


                          ____________________________



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
                          ____________________________


As of May 8, 1996, there were 12,616,478 shares of Class A Common Stock and 7,529,579 shares of Class B Common Stock of Springs Industries, Inc. outstanding.

                          ____________________________


There are 16 pages in the sequentially numbered, manually signed original of this report.

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

                                     PART I
                         ITEM I - FINANCIAL STATEMENTS



SPRINGS INDUSTRIES, INC.
Condensed Consolidated Statement of Operations and Retained Earnings
(In thousands except per share data)
(Unaudited)

                                                                THIRTEEN WEEKS ENDED
                                                             ----------------------------
                                                              MARCH 30,         APRIL 1,
                                                             ----------        ----------
OPERATIONS
  Net sales . . . . . . . . . . . . . . . . . . .            $  583,493        $  483,136
    Cost of goods sold  . . . . . . . . . . . . .               477,755           396,028
    Selling, general and
      administrative expenses . . . . . . . . . .                78,652            64,010
                                                             ----------        ----------

      Operating income  . . . . . . . . . . . . .                27,086            23,098
    Interest expense  . . . . . . . . . . . . . .                 7,834             7,252
    Other (income) expense  . . . . . . . . . . .                  (939)             (835)
                                                             ----------        ----------

  Income before income taxes  . . . . . . . . . .                20,191            16,681
  Income taxes  . . . . . . . . . . . . . . . . .                 7,885             6,813
                                                             ----------        ----------

      Net income  . . . . . . . . . . . . . . . .            $   12,306        $    9,868
                                                             ==========        ==========

  Per share:
      Net income  . . . . . . . . . . . . . . . .            $      .60        $      .55
                                                             ==========        ==========

      Cash dividends declared:
        Class A shares  . . . . . . . . . . . . .            $      .33        $      .30
                                                             ==========        ==========
        Class B shares  . . . . . . . . . . . . .            $      .30        $      .27
                                                             ==========        ==========


  Weighted average shares of
    common stock  . . . . . . . . . . . . . . . .                20,389            17,807
                                                             ==========        ==========

RETAINED EARNINGS
  Retained earnings at beginning
    of period . . . . . . . . . . . . . . . . . .            $  616,347        $  568,403
  Net income  . . . . . . . . . . . . . . . . . .                12,306             9,868
  Cash dividends declared . . . . . . . . . . . .                (6,417)           (5,046)
                                                             ----------        ----------
  Retained earnings at end of period  . . . . . .            $  622,236        $  573,225
                                                             ==========        ==========


See Notes to Condensed Consolidated Financial Statements.

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Balance Sheet
(In thousands except share data)
(Unaudited)

                                                                     MARCH 30,               DECEMBER 30,
                                                                       1996                      1995
                                                                    ----------               -----------
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . .           $    2,152               $    2,606
  Accounts receivable . . . . . . . . . . . . . . . . . .              368,850                  351,669
  Inventories . . . . . . . . . . . . . . . . . . . . . .              393,874                  384,730
  Other . . . . . . . . . . . . . . . . . . . . . . . . .               28,156                   30,300
                                                                    ----------               ----------
    Total current assets  . . . . . . . . . . . . . . . .              793,032                  769,305
                                                                    ----------               ----------

Property, plant and equipment . . . . . . . . . . . . . .            1,392,834                1,380,659
  Accumulated depreciation  . . . . . . . . . . . . . . .             (784,287)                (766,700)
                                                                    ----------               ----------
    Property, plant and equipment, net  . . . . . . . . .              608,547                  613,959
                                                                    ----------               ----------
Other assets and deferred charges . . . . . . . . . . . .              141,909                  144,280
                                                                    ----------               ----------

     Total  . . . . . . . . . . . . . . . . . . . . . . .           $1,543,488               $1,527,544
                                                                    ==========               ==========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term borrowings . . . . . . . . . . . . . . . . .           $   55,500               $   21,900
  Current maturities of long-term debt  . . . . . . . . .                7,852                   13,078
  Accounts payable  . . . . . . . . . . . . . . . . . . .               86,577                  103,737
  Other accrued liabilities . . . . . . . . . . . . . . .              120,146                  124,275
                                                                    ----------               ----------
    Total current liabilities . . . . . . . . . . . . . .              270,075                  262,990
                                                                    ----------               ----------

Noncurrent liabilities:
  Long-term debt  . . . . . . . . . . . . . . . . . . . .              329,021                  326,949
  Deferred compensation and benefit plans . . . . . . . .              156,028                  154,673
  Deferred income taxes and other deferred
   credits  . . . . . . . . . . . . . . . . . . . . . . .               47,728                   48,410
                                                                    ----------               ----------
    Total noncurrent liabilities  . . . . . . . . . . . .              532,777                  530,032
                                                                    ----------               ----------

Shareowners' equity:
  Class A common stock- $.25 par value
    (12,718,922 and 12,642,903 shares
    issued in 1996 and 1995, respectively)  . . . . . . .                3,180                    3,161
  Class B common stock- $.25 par value
    (7,529,579 and 7,604,579 shares issued
    in 1996 and 1995, respectively) . . . . . . . . . . .                1,882                    1,901
  Additional paid-in capital  . . . . . . . . . . . . . .              109,972                  109,840
  Retained earnings . . . . . . . . . . . . . . . . . . .              622,236                  616,347
  Cost of Class A shares in treasury
    (108,055 and 110,526 shares
    in 1996 and 1995, respectively) . . . . . . . . . . .               (2,403)                  (2,449)
  Currency translation adjustment and other       . . . .                5,769                    5,722
                                                                    ----------               ----------
    Shareowners' equity . . . . . . . . . . . . . . . . .              740,636                  734,522
                                                                    ----------               ----------
      Total . . . . . . . . . . . . . . . . . . . . . . .           $1,543,488               $1,527,544
                                                                    ==========               ==========


See Notes to Condensed Consolidated Financial Statements.

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)


                                                                                THIRTEEN WEEKS ENDED
                                                                         ----------------------------------
                                                                          MARCH 30,                APRIL 1,
                                                                            1996                     1995
                                                                         ----------               ---------
  Operating activities:
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  12,306                $   9,868
    Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
     Depreciation and amortization  . . . . . . . . . . . . . . . . .       26,568                   23,304
     Changes in operating assets and liabilities, . . . . . . . . . .
      net of effects of business acquisitions and
      sale of business  . . . . . . . . . . . . . . . . . . . . . . .      (35,658)                 (37,250)
     Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . .       (2,251)                  (6,669)
                                                                         ---------                ---------
        Net cash provided (used) by operating
         activities . . . . . . . . . . . . . . . . . . . . . . . . .          965                  (10,747)
                                                                         ---------                ---------

  Investing activities:
    Purchases of property, plant and
      equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .      (19,549)                 (19,727)
    Business acquisitions . . . . . . . . . . . . . . . . . . . . . . .     (1,900)                       -
    Proceeds from sales of business and other
     assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        2,648                       43
                                                                         ---------                ---------
        Net cash (used) by investing activities . . . . . . . . . . .      (18,801)                 (19,684)
                                                                         ---------                ---------

  Financing activities:
    Proceeds from short-term borrowings, net  . . . . . . . . . . . .       33,600                   44,500
    Proceeds from long-term borrowings  . . . . . . . . . . . . . . .        2,261                    9,959
    Repayment of long-term debt . . . . . . . . . . . . . . . . . . .       (5,645)                 (13,484)
    Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . .      (12,834)                  (10,171)
                                                                         ---------                ----------
        Net cash provided by financing activities . . . . .                 17,382                    30,804
                                                                         ---------                ----------

  Increase (decrease) in cash and cash equivalents  . . . . . . . . .    $    (454)               $      373
                                                                         =========                ==========


See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Significant Accounting Policies:

    These condensed consolidated financial statements should be read in conjunction with the financial statements presented in the Springs Industries, Inc. ("Springs" or "the Company") 1995 Annual Report on Form 10-K.

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

    The Company has an incentive stock plan ("The Plan") designed to achieve the objectives of the long-term component of the Company's compensation program. The Plan provides for the awards of stock options, stock appreciation rights, restricted stock, unrestricted stock, deferred stock, performance units, and other stock-based awards. The Company has elected to continue to account for such transactions under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company will include in the notes to its 1996 annual financial statements pro forma net income and earnings per share information as if the Company had applied the fair value method of accounting.

2.  Inventory:

    Inventories are summarized as follows (in thousands):

                                                                       Mar. 30,          Dec. 30,
                                                                         1996              1995
                                                                      ---------         ---------
    Standard cost (which approximates
    average cost) or average cost:
     Finished goods   . . . . . . . . . . . . . . . . . . .           $ 263,247         $ 251,277
     In process   . . . . . . . . . . . . . . . . . . . . .             186,880           192,094
     Raw materials and supplies   . . . . . . . . . . . . .              77,753            74,195
                                                                      ---------         ---------
                                                                        527,880           517,566
   Less LIFO reserve  . . . . . . . . . . . . . . . . . . .            (134,006)         (132,836)
                                                                      ---------         ---------

     Total  . . . . . . . . . . . . . . . . . . . . . . . .           $ 393,874         $ 384,730
                                                                      =========         =========

3.  Commitments:

    The Company enters into forward delivery contracts and futures contracts for raw material purchases, consistent with the size of its business, to reduce the Company's exposure to price volatility. Management assesses these contracts on a continuous basis to determine if contract prices will be recovered through subsequent sales. At March 30, 1996, the aggregate market value of the contracts approximated the contract prices.

4.  Acquisitions and Divestitures:

    On April 17, 1996, the Company sold all of the outstanding stock in Fort Mill A Inc. ("Fort Mill") to Clark-S Acquisition Corporation, a Delaware corporation ("Clark-S Acquisition"). Fort Mill's sole asset consisted of all the outstanding stock of Clark-Schwebel, Inc. ("Clark-Schwebel"), which owned minority interests in CS-Interglas AG and Asahi-Schwebel Co., Ltd., and a fifty percent (50%) interest in Clark-Schwebel Tech-Fab Company. Clark-S Acquisition is controlled by Vestar Equity Partners, L.P. Clark-S Acquisition elected to pay in cash the full purchase price of approximately $193 million. The Company expects to report a second quarter gain on the sale of Fort Mill of approximately $50 million, net of taxes. During the first quarter of 1996, Clark-Schwebel contributed about 10 percent of Springs' sales of $583.5 million and had record earnings representing about 35 percent of Springs' $28 million of earnings before interest expense and taxes. During the five years ended in 1995, Clark-Schwebel's average contribution was 13 percent of Springs' sales and 9 percent of its earnings before interest expense and taxes.

    The Company acquired three businesses during 1995. Effective May 27, 1995, the Company purchased all of the outstanding stock of Dundee Mills, Incorporated, a leading manufacturer of towels, infant and toddler bedding, knitted infant apparel, and health care products. The purchase price was $119.6 million, $21.2 million of which was paid in cash and the remainder through the issuance of approximately 2.5 million shares of Springs Class A common stock with a fair value of $98.4 million. Effective May 28, 1995, the Company purchased substantially all of the assets of Dawson Home Fashions, Inc., a leading manufacturer of shower curtains and bath fashions accessories. Springs paid $39 million in cash for the business. On July 28, 1995, the Company purchased from Apogee Enterprises, Inc., substantially all of the assets of its Nanik Window Coverings Group, a leading manufacturer of wood window blinds and interior shutters. The acquisitions were accounted for using the purchase method of accounting. The costs of the businesses acquired were allocated on the basis of the fair value of the assets acquired and liabilities assumed. The operating results of Dundee, Dawson and Nanik are included in the Company's consolidated results of operations from the dates of acquisition.

5.  Legal and Environmental:

    As disclosed in the 1995 Annual Report on Form 10-K, Springs is involved in certain administrative proceedings alleging violations of environmental laws and regulations, including proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act. In connection with these proceedings, the Company has accrued an amount which represents management's best estimate of Springs' probable liability.

    Springs is also involved in various other legal proceedings and claims incidental to its business. Springs is defending its position in all such proceedings.

    In the opinion of management, based on the advice of counsel, the likelihood that the resolution of the above matters would have a material adverse impact on either the financial condition or the future results of operations of Springs is remote.

                 ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS



RESULTS OF OPERATIONS

Sales

Springs generated record first quarter net sales of $583.5 million, an increase of almost 21 percent from net sales of $483.1 million in the first quarter of 1995. Without the acquisitions, sales for the first quarter would have grown by approximately four percent from first quarter 1995. In the home furnishings segment, first quarter sales increased by 25 percent over the prior year's first quarter, principally due to the three 1995 acquisitions. The specialty fabrics segment reported sales nine percent higher than last year's, as both industrial fabrics and finished fabrics achieved volume growth.

Earnings

Springs reported net income during the first quarter of $12.3 million, a 25 percent increase from last year's first quarter net income of $9.9 million. Earnings per share rose to $.60 from $.55 a year ago when 2.6 million fewer shares were outstanding. Consolidated operating income advanced to $27.1 million, up 17 percent from a year ago. The improvement came on the strength of specialty fabrics segment earnings as the home furnishings segment encountered a sluggish retail market at the onset of the quarter. The home furnishings segment's operating income declined somewhat from 1995 due primarily to the mix of sales in the first three months of 1996. Stronger demand for electronics fiberglass fabrics and for finished fabrics resulted in an improvement over last year's specialty fabrics segment operating income.

CAPITAL RESOURCES AND LIQUIDITY

On April 17, 1996, the Company sold all of the outstanding stock in Fort Mill A Inc. ("Fort Mill") to Clark-S Acquisition Corporation, a Delaware corporation ("Clark-S Acquisition"). Fort Mill's sole asset consisted of all the outstanding stock of Clark-Schwebel, Inc. ("Clark-Schwebel"), which owned minority interests in CS-Interglas AG and Asahi-Schwebel Co., Ltd., and a fifty percent (50%) interest in Clark-Schwebel Tech-Fab Company. Clark-S Acquisition is controlled by Vestar Equity Partners, L.P. Clark-S Acquisition elected to pay in cash the full purchase price of approximately $193 million. The Company expects to report a second quarter gain on the sale of Fort Mill of approximately $50 million, net of taxes. During the first quarter of 1996, Clark-Schwebel contributed about 10 percent of Springs' sales of $583.5 million and had record earnings representing about 35 percent of Springs' $28 million of earnings before interest expense and taxes. During the five years ended in 1995, Clark-Schwebel's average contribution was 13 percent of Springs' sales and 9 percent of its earnings before interest expense and taxes. The Company intends to use the proceeds from the sale to meet strategic objectives, which might include repurchase of stock, debt reduction, and further investments in the Company's home furnishings segment.

A normal seasonal increase in accounts receivable and inventories since year-end resulted in increased short-term borrowings. Management expects to spend approximately $100 million on capital expenditures during 1996, and believes that cash from operations and borrowings from commercial paper and short-term loans will provide for the Company's 1996 operating cash needs.

OTHER

In October 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." The provisions of this statement encourage, but do not require, the Company to adopt the fair value method of accounting for employee stock-based compensation. The Company has elected to continue to account for employee stock-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." As required by SFAS No. 123, the Company will include in the notes to its 1996 annual financial statements pro forma net income and earnings per share information as if the Company had applied the fair value method of accounting.

                          PART II - OTHER INFORMATION

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of the security holders of the Company was held on April 29, 1996.

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

         (c)

       Description of Matter                                       Against or
             Voted Upon                        For                  Withheld             Abstentions
 (i)

 Annual election of directors:

 John F. Akers                              38,088,835                55,671
 Crandall Close Bowles                      37,901,836               242,670
 John L. Clendenin                          38,092,265                52,211
 Leroy S. Close                             37,921,832               222,672
 Charles W. Coker                           38,092,965                51,541
 Walter Y. Elisha                           37,921,127               223,379
 John H. McArthur                           38,092,815                51,691
 Aldo Papone                                37,921,965               222,541
 Donald S. Perkins                          38,092,310                52,196
 Robin B. Smith                             38,093,011                51,495
 Sherwood H. Smith, Jr.                     38,092,702                51,804
 Stewart Turley                             38,092,657                51,849


 (ii)

 Ratification of the appointment
 of Deloitte & Touche as the                38,092,321                14,406                37,779
 Company's auditors


 (iii)

 Adoption of amendments to the
 Company's 1991 Incentive Stock             34,776,218             3,305,006                38,282
 Plan

         (d)     N/A

                               ITEM 6 - EXHIBITS


The following exhibits are filed as part of this report:

         (10)    Material Contracts

                 (a) Amendments to Springs Industries, Inc. 1991 Incentive Stock Plan approved by shareholders at annual meeting on April 29, 1996, is filed herewith (2 pages)

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




DATED:  May 14, 1996

                                 EXHIBIT INDEX

 Item                                                                                  Page Number
 ----                                                                                  -----------
 (10)     Amendments to Springs Industries, Inc. 1991 Incentive Stock                      14
          Plan approved by shareholders at annual meeting on April 29,
          1996, is filed herewith (2 pages)

 (27)     Financial Data Schedule (for SEC purposes)                                       16