Form 10-Q
period 1996-06-29
SPRINGS INDUSTRIES INC
filed 1996-08-13
CIK 93102

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                          -------------------------


                                F O R M  10-Q

For the Quarter Ended June 29, 1996              Commission File Number 1-5315


                          -------------------------


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


                          -------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes   X    No
     ---      ---

                          -------------------------


As of August 8, 1996, there were 12,628,703 shares of Class A Common Stock and 7,518,579 shares of Class B Common Stock of Springs Industries, Inc. outstanding.


                          -------------------------


There are 14 pages in the sequentially numbered, manually signed original of this report.

                                  Page 1 of 14
                      The Index to Exhibits is on Page 13

                         TABLE OF CONTENTS TO FORM 10-Q



PART I - FINANCIAL INFORMATION

ITEM                                                                                   PAGE
- ----                                                                                   ----

1.               FINANCIAL STATEMENTS                                                    3

2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         9


PART II - OTHER INFORMATION

ITEM                                                                                   PAGE
- ----                                                                                   ----

6.               EXHIBITS                                                               11


SIGNATURES                                                                              12


EXHIBIT INDEX                                                                           13

                                     PART I
                         ITEM I - FINANCIAL STATEMENTS


SPRINGS INDUSTRIES, INC.
Condensed Consolidated Statement of Operations and Retained Earnings
(In thousands except per share data)
(Unaudited)

                                                             THIRTEEN WEEKS ENDED                    TWENTY-SIX WEEKS ENDED
                                                          --------------------------            --------------------------------
                                                          JUNE 29,           JULY 1,             JUNE 29,               JULY 1,
                                                            1996              1995                 1996                  1995
                                                          --------          --------            ----------            ----------
OPERATIONS
Net Sales . . . . . . . . . . . . . . . . . .             $545,019          $532,672            $1,128,512            $1,015,808
Cost and expenses:
 Cost of goods sold . . . . . . . . . . . . .              439,223           437,464               916,978               833,492
 Selling, general, &
  administrative expenses . . . . . . . . . .               74,585            65,720               153,237               129,730
 Restructuring &
  realignment costs . . . . . . . . . . . . .               30,424                 -                30,424                     -
 Interest expense . . . . . . . . . . . . . .                5,538             7,888                13,372                15,140
 Other (income) expense . . . . . . . . . . .              (42,542)           (2,014)              (43,481)               (2,849)
                                                          --------          --------            ----------            ----------
   Total  . . . . . . . . . . . . . . . . . .              507,228           509,058             1,070,530               975,513
                                                          --------          --------            ----------            ----------

Income before income taxes and
  extraordinary item  . . . . . . . . . . . .               37,791            23,614                57,982                40,295

Income tax provision (benefit)... . . . . . .               (5,193)            9,222                 2,692                16,035
                                                          --------          --------            ----------            ----------
 Income before extraordinary item . . . . . .               42,984            14,392                55,290                24,260

Extraordinary item:
 Loss on extinguishment of debt,
  net of income tax benefit
  of $2,176 . . . . . . . . . . . . . . . . .                3,552                 -                 3,552                     -
                                                          --------          --------            ----------            ----------

 Net Income . . . . . . . . . . . . . . . . .             $ 39,432          $ 14,392            $   51,738            $   24,260
                                                          ========          ========            ==========            ==========

Per Share:
 Income before extraordinary item . . . . . .             $   2.10          $   0.78            $     2.70            $     1.33
 Extraordinary loss from
  extinguishment of debt  . . . . . . . . . .                 (.17)                -                  (.17)                    -
                                                          --------          --------            ----------            ----------
 Net income . . . . . . . . . . . . . . . . .             $   1.93          $   0.78            $     2.53            $     1.33
                                                          ========          ========            ==========            ==========

Cash dividends declared:
 Class A shares . . . . . . . . . . . . . . .             $    .33          $    .30            $      .66            $      .60
                                                          ========          ========            ==========            ==========
 Class B shares . . . . . . . . . . . . . . .             $    .30          $    .27            $      .60            $      .54
                                                          ========          ========            ==========            ==========

Weighted avg. shares of
 common stock . . . . . . . . . . . . . . . .                                                       20,441                18,234
                                                                                                ==========            ==========

RETAINED EARNINGS
 Retained earnings at beginning
   of period  . . . . . . . . . . . . . . . .             $622,236          $573,225            $  616,347            $  568,403
 Net income . . . . . . . . . . . . . . . . .               39,432            14,392                51,738                24,260
 Cash dividends declared  . . . . . . . . . .               (6,429)           (5,809)              (12,846)              (10,855)
                                                          --------          --------            ----------            ----------
 Retained earnings at end of
   period . . . . . . . . . . . . . . . . . .             $655,239          $581,808            $  655,239            $  581,808
                                                          ========          ========            ==========            ==========

See Notes to Condensed Consolidated Financial Statements.

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Balance Sheet
(In thousands except share data)
(Unaudited)

                                                                     JUNE 29,                DECEMBER 30,
                                                                       1996                      1995
                                                                    ----------               -----------
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . .         $   79,195               $    2,606
  Accounts receivable . . . . . . . . . . . . . . . . . . .            330,663                  351,669
  Inventories . . . . . . . . . . . . . . . . . . . . . . .            380,247                  384,730
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .             29,574                   30,300
                                                                    ----------               ----------
    Total current assets  . . . . . . . . . . . . . . . . .            819,679                  769,305
                                                                    ----------               ----------

Property, plant and equipment . . . . . . . . . . . . . . .          1,295,944                1,380,659
  Accumulated depreciation  . . . . . . . . . . . . . . . .           (766,410)                (766,700)
                                                                    ----------               ----------
    Property, plant, and equipment, net . . . . . . . . . .            529,534                  613,959
                                                                    ----------               ----------
Other assets and deferred charges . . . . . . . . . . . . .             75,976                  144,280
                                                                    ----------               ----------

     Total  . . . . . . . . . . . . . . . . . . . . . . . .         $1,425,189               $1,527,544
                                                                    ==========               ==========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term borrowings . . . . . . . . . . . . . . . . . .         $        -               $   21,900
  Current maturities of long-term debt  . . . . . . . . . .             89,010                   13,078
  Accounts payable  . . . . . . . . . . . . . . . . . . . .             78,304                  103,737
  Accrued restructuring costs . . . . . . . . . . . . . . .             12,600                        -
  Other accrued liabilities . . . . . . . . . . . . . . . .            109,424                  124,275
                                                                    ----------               ----------
    Total current liabilities . . . . . . . . . . . . . . .            289,338                  262,990
                                                                    ----------               ----------

Noncurrent liabilities:
  Long-term debt  . . . . . . . . . . . . . . . . . . . . .            177,281                  326,949
  Deferred compensation and benefit plans . . . . . . . . .            157,064                  154,673
  Deferred income taxes and other deferred
   credits  . . . . . . . . . . . . . . . . . . . . . . . .             39,417                   48,410
                                                                    ----------               ----------
    Total noncurrent liabilities  . . . . . . . . . . . . .            373,762                  530,032
                                                                    ----------               ----------

Shareowners' equity:
  Class A common stock- $.25 par value
    (12,735,692 and 12,642,903 shares
    issued in 1996 and 1995, respectively)  . . . . . . . .              3,184                    3,161
  Class B common stock- $.25 par value
    (7,518,579 and 7,604,579 shares issued
    in 1996 and 1995, respectively) . . . . . . . . . . . .              1,880                    1,901
  Additional paid-in capital  . . . . . . . . . . . . . . .            110,252                  109,840
  Retained earnings . . . . . . . . . . . . . . . . . . . .            655,239                  616,347
  Cost of Class A shares in treasury
    (107,218 and 110,526 shares
    in 1996 and 1995, respectively) . . . . . . . . . . . .             (2,388)                  (2,449)
  Currency translation adjustment and other . . . . . . . .             (6,078)                   5,722
                                                                    ----------               ----------
    Shareowners' equity . . . . . . . . . . . . . . . . . .            762,089                  734,522
                                                                    ----------               ----------
      Total . . . . . . . . . . . . . . . . . . . . . . . .         $1,425,189               $1,527,544
                                                                    ==========               ==========


See Notes to Condensed Consolidated Financial Statements.

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)


                                                                              TWENTY-SIX WEEKS ENDED
                                                                         ---------------------------------
                                                                          JUNE 29,                  JULY 1,
                                                                            1996                     1995
                                                                         ----------               ---------
  Operating activities:
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $  51,738                $  24,260
   Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization  . . . . . . . . . . . . . . . . .       50,042                   49,152
     Gain on sale of businesses . . . . . . . . . . . . . . . . . . .      (49,896)                       -
     Provision for restructuring costs  . . . . . . . . . . . . . . .       30,375                        -
     Loss on disposal of property, plant and
      equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .        6,241                      172
     Extraordinary loss on extinguishment of debt . . . . . . . . . .        5,728                        -
     Changes in operating assets and liabilities,
      net of effects of business acquisitions and
      sale of businesses  . . . . . . . . . . . . . . . . . . . . . .      (56,856)                 (30,533)
     Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . .       (3,100)                  (6,837)
                                                                         ---------                ---------
        Net cash provided by operating
         activities . . . . . . . . . . . . . . . . . . . . . . . . .       34,272                   36,214
                                                                         ---------                ---------

  Investing activities:
    Purchases of property, plant and
      equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .      (35,510)                 (39,636)
    Business acquisitions, net of stock issued
      and cash acquired . . . . . . . . . . . . . . . . . . . . . . .       (1,900)                 (60,631)
    Proceeds from sales of businesses and other
     assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      194,749                      252
                                                                         ---------                ---------
        Net cash provided (used) by investing
         activities . . . . . . . . . . . . . . . . . . . . . . . . .      157,339                 (100,015)
                                                                         ---------                ---------

  Financing activities:
    Proceeds (repayments) of short-term
      borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . .      (21,900)                  31,100
    Proceeds from long-term borrowings  . . . . . . . . . . . . . . .        2,261                   79,495
    Repayments of long-term debt  . . . . . . . . . . . . . . . . . .      (76,120)                 (28,899)
    Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . .      (19,263)                 (15,980)
                                                                         ---------                 --------
        Net cash provided (used) by financing
         activities . . . . . . . . . . . . . . . . . . . . . . . . .     (115,022)                  65,716
                                                                         ---------                ---------

  Increase in cash and cash equivalents . . . . . . . . . . . . . . .    $  76,589                $   1,915
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

2.    Inventory:

      Inventories are summarized as follows (in thousands):

                                                                       June 29,          Dec. 30,
                                                                         1996              1995
                                                                      ----------        ---------
    Standard cost (which approximates
    average cost) or average cost:
     Finished goods   . . . . . . . . . . . . . . . . . . .           $ 261,852         $ 251,277
     In process   . . . . . . . . . . . . . . . . . . . . .             178,157           192,094
     Raw materials and supplies   . . . . . . . . . . . . .              66,045            74,195
                                                                      ---------         ---------
                                                                        506,054           517,566
   Less LIFO reserve  . . . . . . . . . . . . . . . . . . .            (125,807)         (132,836)
                                                                      ---------         ---------

     Total  . . . . . . . . . . . . . . . . . . . . . . . .           $ 380,247         $ 384,730
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

4.    Acquisitions and Divestiture:

      Included in other (income) expense for the second quarter of 1996 was a gain of $50.1 million on the sale of Fort Mill A Inc., whose sole asset consisted of all of the outstanding stock of Clark-Schwebel, Inc. (hereinafter collectively referred to as "Clark-Schwebel"). No tax expense was recognized on the gain. On April 17, 1996, the Company sold all of the outstanding stock of Clark-Schwebel to Clark-S Acquisition Corporation, a Delaware Corporation. Clark-S Acquisition Corporation elected to pay in cash the full purchase price of approximately $193 million. During the six months ended June 29, 1996, Clark-Schwebel contributed about 6 percent of Springs' sales of $1.1 billion. Clark-Schwebel had 1996 earnings before interest and taxes through the date of sale of $11.3 million. During the five years ended in 1995, Clark-Schwebel's average contribution was 13 percent of Springs' sales and 9 percent of its earnings before interest and taxes.

      The Company acquired three businesses during 1995. Effective May 27, 1995, the Company purchased all of the outstanding stock of Dundee Mills, Incorporated, a leading manufacturer of towels, infant and toddler bedding, knitted infant apparel, and health care products. The purchase price was $119.6 million, $21.2 million of which was paid in cash and the remainder through the issuance of approximately 2.5 million shares of Springs Class A common stock with a fair value as of the acquisition date of $98.4 million. Effective May 28, 1995, the Company purchased substantially all of the assets of Dawson Home Fashions, Inc., a leading manufacturer of shower curtains and bath fashions accessories. Springs paid $39 million in cash for the business. On July 28, 1995, the Company purchased from Apogee Enterprises, Inc., substantially all of the assets of its Nanik Window Coverings Group, a leading manufacturer of wood window blinds and interior shutters. The acquisitions were accounted for using the purchase method of accounting. The costs of the businesses acquired were allocated on the basis of the fair value of the assets acquired and liabilities assumed. The operating results of Dundee, Dawson and Nanik are included in the Company's consolidated results of operations from the dates of acquisition.

5.    Restructuring and Realignment Costs:

      During the second quarter of 1996, the Company adopted a plan to consolidate and realign its fabric manufacturing operations. In connection with this plan, the Company will close three fabric manufacturing plants while adding production in other plants. A pretax charge of $30.4 million was recorded in the second quarter, which included $6.6 million for severance expense arising from the elimination of approximately 850 positions, $16.3 million for write-offs of plant and equipment, and $7.5 million for certain other expenses associated with the plan. Over the next 24 months, Springs will also make capital investments of $17.3 million and incur future expenses of approximately $23 million for equipment relocation and other realignment costs which do not qualify as "exit costs."

6.    Extraordinary Charge:

      The second quarter results also included an extraordinary charge of $3.5 million, net of an income tax benefit of $2.2 million, as a result of a commitment to extinguish $68.7 million of senior notes payable on July 1, 1996. The notes had an effective interest rate of 10 percent.

7.    Other:

      Also included in other (income) expense were asset write-downs totaling approximately $5 million.

8.    Legal and Environmental:

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

                 ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

Included in other (income) expense for the second quarter of 1996 was a gain of $50.1 million on the sale of Fort Mill A Inc., whose sole asset consisted of all the outstanding stock of Clark-Schwebel, Inc. (hereinafter collectively referred to as "Clark-Schwebel"). On April 17, 1996, the Company sold all of the outstanding stock of Clark-Schwebel to Clark-S Acquisition Corporation, a Delaware corporation. Clark-S Acquisition Corporation elected to pay in cash the full purchase price of approximately $193 million. During the six months ended June 29, 1996, Clark-Schwebel contributed about 6 percent of Springs sales of $1.1 billion. Clark-Schwebel had 1996 earnings before interest and taxes through the date of sale of $11.3 million. During the five years ended in 1995, Clark-Schwebel's average contribution was 13 percent of Springs' sales and 9 percent of its earnings before interest and taxes. Also included in other (income) expense were asset write-downs totaling approximately $5 million.

During the second quarter of 1996, the Company adopted a plan to consolidate and realign its fabric manufacturing operations. In connection with this plan, the Company will close three fabric manufacturing plants while adding production in other plants. A pretax charge of $30.4 million was recorded in the second quarter, which included $6.6 million for severance expense arising from the elimination of approximately 850 positions, $16.3 million for write-offs of plant and equipment, and $7.5 million for certain other expenses associated with the plan. Over the next 24 months, Springs will also make capital investments of $17.3 million and incur future expenses of approximately $23 million for equipment relocation and other realignment costs which do not qualify as "exit costs." This plan, when fully implemented, is expected to increase the efficiency of the Company's fabric operations while adding to the Company's ability to serve its customers and the consumer.

RESULTS OF OPERATIONS

Sales

Net sales for the second quarter were $545.0 million, up two percent from sales of $532.7 million in the second quarter of 1995. The home furnishings segment produced a second-quarter sales increase of 15 percent due primarily to the Company's acquisitions during May 1995 of the stock of Dundee Mills, Incorporated and the principal assets of Dawson Home Fashions, Inc. In the specialty fabrics segment, sales for the three months ending in June 1996 fell 32 percent due to the Company's sale of Clark-Schwebel on April 17, 1996.

Year-to-date net sales improved 11 percent compared to the first six months of 1995. The Dundee and Dawson acquisitions, which occurred in the second quarter of 1995, substantially contributed toward a six-month sales increase of 20 percent in the home furnishings segment over last year. Year-to-date specialty fabrics sales were 12 percent lower than the prior year. Excluding the effects of Clark-Schwebel and the Company's Intek office panel fabrics business, sold in April 1996 and December 1995, respectively, year-to-date specialty fabrics sales increased 7 percent over the first six months of 1995. This increase was due to stronger demand in the Company's finished fabrics markets.

Earnings

Net income for the second quarter of 1996 was $39.4 million, or $1.93 per share, and included an after-tax gain on the sale of Clark-Schwebel of $50.1 million, or $2.45 per share, as well as a restructuring charge and other write-offs which reduced net income by $26.6 million, or $1.30 per share. Without these unusual items, net income for the second quarter of 1996 would have been $15.9 million, or $.78 per share, compared to last year's $14.4 million, or $.78 per share. Including the effect of the $30.4 million restructuring charge, the home furnishings segment recognized an operating loss for the quarter. Without the restructuring charge, the home furnishings segment achieved a moderate increase in operating earnings during the quarter. In the specialty fabrics segment, in spite of the absence of Clark-Schwebel for most of the quarter, the segment generated operating earnings approximately equal to those of a year ago as the performance of its finished fabrics businesses improved.

Earnings for the six months ended June 29, 1996, were $51.7 million, or $2.53 per share. Excluding the aforementioned unusual items, net income for the six months ended June 29, 1996, would have been $28.2 million, or $1.38 per share, compared to $24.3 million, or $1.33 per share, for the six months ended July 1, 1995. The improvement came on the strength of specialty fabrics earnings as the home furnishings segment encountered a sluggish retail market at the beginning of the year. The home furnishings segment's earnings were slightly lower than the prior year due primarily to the mix of sales. In the specialty fabrics segment, in spite of the absence of Clark-Schwebel for most of the second quarter of 1996, the segment generated operating earnings for the six months ended June 29, 1996, substantially higher than in the prior year due to the stronger demand for finished fabrics.

For the second quarter of 1996, the Company recognized a tax benefit equivalent to 13.7 percent of pretax income, compared to 39.1 percent tax expense for the second quarter of 1995. Included in the Company's net income for the second quarter of 1996 was a gain of $50.1 million on the sale of Clark-Schwebel for which no tax expense was recognized. The Company's effective tax rate for the six months ended June 29, 1996, excluding the gain on the sale of Clark-Schwebel, was approximately 38 percent.

CAPITAL RESOURCES AND LIQUIDITY

Management expects to spend approximately $54 million on capital expenditures during the last six months of 1996. The Company had short-term and commercial paper borrowings totaling approximately $92 million at December 30, 1995, which was repaid in the second quarter using proceeds from the sale of Clark-Schwebel. Management expects that cash from operations and borrowings from commercial paper and committed short-term bank lines will adequately provide for the Company's 1996 operating cash needs.

The second-quarter results also included an extraordinary charge of $3.5 million, net of an income tax benefit of $2.2 million, as a result of a commitment to extinguish $68.7 million of senior notes payable on July 1, 1996. The notes had an effective interest rate of 10 percent.

                               ITEM 6 - EXHIBITS



The following exhibits are filed as part of this report:

      (27)   Financial Data Schedule (for SEC use only).

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




DATED:  August 13, 1996

                                 EXHIBIT INDEX


Item                                                        Page
- ----                                                        ----
      (27)  Financial Data Schedule (for SEC purposes)       14