Form 10-Q
period 1996-09-28
SPRINGS INDUSTRIES INC
filed 1996-11-12
CIK 93102

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------


                                 F O R M  10-Q

For the Quarter Ended September 28, 1996          Commission File Number 1-5315


                            -----------------------



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


                            -----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes   X    No
    -----     -----
                            -----------------------


As of November 4, 1996, there were 12,629,293 shares of Class A Common Stock and 7,518,579 shares of Class B Common Stock of Springs Industries, Inc. outstanding.
                            -----------------------

There are 84 pages in the sequentially numbered, manually signed original of this report.

                                  Page 1 of 84
                      The Index to Exhibits is on Page 13

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

                                     PART I
                         ITEM I - FINANCIAL STATEMENTS


SPRINGS INDUSTRIES, INC.
Condensed Consolidated Statement of Operations and Retained Earnings
(In thousands except per share data)
(Unaudited)

                                                         THIRTEEN WEEKS ENDED        THIRTY-NINE WEEKS ENDED
                                                       --------------------------    ------------------------
                                                         SEPT. 28,      SEPT. 30,      SEPT. 28,   SEPT. 30,
                                                           1996           1995           1996         1995
                                                       -----------     ----------     -----------  ----------
OPERATIONS
Net Sales.........................                     $ 569,231        $ 623,740     $1,697,743    $1,639,548
Cost and expenses:
 Cost of goods sold...............                       455,668          511,818      1,372,646     1,345,310
 Selling, general and
  administrative expenses.........                        75,666           68,751        228,903       198,481
 Restructuring and
  realignment costs...............                           309                -         30,733             -
 Interest expense.................                         4,492            8,778         17,864        23,918
 Other (income) expense...........                        (2,024)            (230)       (45,505)       (3,079)
                                                       ---------        ---------     ----------    ----------
   Total..........................                       534,111          589,117      1,604,641     1,564,630
                                                       ---------        ---------     ----------    ----------

Income before income taxes and
  extraordinary item..............                        35,120           34,623         93,102        74,918

Income tax provision .............                        12,503           13,317         15,195        29,352
                                                       ---------        ---------     ----------    ----------
 Income before extraordinary item.                        22,617           21,306         77,907        45,566

Extraordinary item:
 Loss on extinguishment of debt,
  net of income tax benefit
  of $2,176.......................                             -                -          3,552             -
                                                       ---------        ---------     ----------    ----------

 Net Income.......................                     $  22,617        $  21,306     $   74,355    $   45,566
                                                       =========        =========     ==========    ==========

Per Share:
 Income before extraordinary item.                     $    1.11        $    1.08     $     3.81    $     2.41
 Extraordinary loss from
  extinguishment of debt..........                             -                -           (.17)            -
                                                       ---------        ---------     ----------    ----------
 Net income.......................                     $    1.11        $    1.08     $     3.64    $     2.41
                                                       =========        =========     ==========    ==========

Cash dividends declared:
Class A shares...................                      $     .33        $     .33     $      .99    $      .93
                                                       =========        =========     ==========    ==========
 Class B shares...................                     $     .30        $     .30     $      .90    $      .84
                                                       =========        =========     ==========    ==========

Weighted average shares of
 common stock.....................                                                        20,453        18,944
                                                                                      ==========    ==========

RETAINED EARNINGS
 Retained earnings at beginning
   of period......................                     $655,239         $581,808      $  616,347    $  568,403
 Net income.......................                       22,617           21,306          74,355        45,566
 Cash dividends declared..........                       (6,425)          (6,410)        (19,271)      (17,265)
                                                       --------         --------      ----------    ----------
 Retained earnings at end of
   period.........................                     $671,431         $596,704      $  671,431    $  596,704
                                                       ========         ========      ==========    ==========


See Notes to Condensed Consolidated Financial Statements.

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Balance Sheet
(In thousands except share data)
(Unaudited)

                                                                     SEPT. 28,                 DEC. 30,
                                                                       1996                      1995
                                                                    ----------               -----------
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . .         $   17,324               $    2,606
  Accounts receivable . . . . . . . . . . . . . . . . . . .            358,115                  351,669
  Inventories . . . . . . . . . . . . . . . . . . . . . . .            371,965                  384,730
  Other . . . . . . . . . . . . . . . . . . . . . . . . . .             28,944                   30,300
                                                                    ----------               ----------
    Total current assets  . . . . . . . . . . . . . . . . .            776,348                  769,305
                                                                    ----------               ----------

Property, plant and equipment . . . . . . . . . . . . . . .          1,301,394                1,380,659
  Accumulated depreciation  . . . . . . . . . . . . . . . .           (774,296)                (766,700)
                                                                    ----------               ----------
    Property, plant and equipment, net  . . . . . . . . . .            527,098                  613,959
                                                                    ----------               ----------
Other assets and deferred charges . . . . . . . . . . . . .             71,244                  144,280
                                                                    ----------               ----------

     Total  . . . . . . . . . . . . . . . . . . . . . . . .         $1,374,690               $1,527,544
                                                                    ==========               ==========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term borrowings . . . . . . . . . . . . . . . . . .         $        -                $  21,900
  Current maturities of long-term debt  . . . . . . . . . .              7,336                   13,078
  Accounts payable  . . . . . . . . . . . . . . . . . . . .             86,616                  103,737
  Accrued restructuring costs . . . . . . . . . . . . . . .             11,914                        -
  Other accrued liabilities . . . . . . . . . . . . . . . .            117,393                  124,275
                                                                    ----------               ----------
    Total current liabilities . . . . . . . . . . . . . . .            223,259                  262,990
                                                                    ----------               ----------

Noncurrent liabilities:
  Long-term debt  . . . . . . . . . . . . . . . . . . . . .            177,177                  326,949
  Deferred compensation and benefit plans . . . . . . . . .            158,789                  154,673
  Deferred income taxes and other deferred
   credits  . . . . . . . . . . . . . . . . . . . . . . . .             38,652                   48,410
                                                                    ----------               ----------
    Total noncurrent liabilities  . . . . . . . . . . . . .            374,618                  530,032
                                                                    ----------               ----------

Shareowners' equity:
  Class A common stock- $.25 par value
    (12,735,987 and 12,642,903 shares
    issued in 1996 and 1995, respectively). . . . . . . . .              3,184                    3,161
  Class B common stock- $.25 par value
    (7,518,579 and 7,604,579 shares issued
    in 1996 and 1995, respectively) . . . . . . . . . . . .              1,880                    1,901
  Additional paid-in capital  . . . . . . . . . . . . . . .            110,298                  109,840
  Retained earnings . . . . . . . . . . . . . . . . . . . .            671,431                  616,347
  Cost of Class A shares in treasury
    (106,932 and 110,526 shares
    in 1996 and 1995, respectively) . . . . . . . . . . . .             (2,382)                  (2,449)
  Currency translation adjustment and other . . . . . . . .             (7,598)                   5,722
                                                                    ----------               ----------
    Shareowners' equity . . . . . . . . . . . . . . . . . .            776,813                  734,522
                                                                    ----------               ----------
      Total . . . . . . . . . . . . . . . . . . . . . . . .         $1,374,690               $1,527,544
                                                                    ==========               ==========


See Notes to Condensed Consolidated Financial Statements.

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)


                                                                                   THIRTY-NINE WEEKS ENDED
                                                                              ---------------------------------
                                                                              SEPT. 28,               SEPT. 30,
                                                                                1996                    1995
                                                                              ---------              ---------
  Operating activities:
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  74,355              $  45,566
    Adjustments to reconcile net income to net
     cash provided by operating activities:
     Depreciation and amortization  . . . . . . . . . . . . . . . . .            70,966                 73,528
     Gain on sale of businesses . . . . . . . . . . . . . . . . . . .           (49,896)                     -
     Provision for restructuring costs  . . . . . . . . . . . . . . .            30,375                      -
     Loss on disposal of property, plant and
      equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .             5,997                    540
     Extraordinary loss on extinguishment of debt.. . . . . . . . . .             5,728                      -
     Changes in operating assets and liabilities,
      net of effects of business acquisitions and
      sale of businesses  . . . . . . . . . . . . . . . . . . . . . .           (57,589)               (25,166)
     Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . .              (808)                (7,947)
                                                                              ---------              ---------
        Net cash provided by operating
         activities . . . . . . . . . . . . . . . . . . . . . . . . .            79,128                 86,521
                                                                              ---------              ---------

  Investing activities:
    Purchase of property, plant and
      equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .           (50,669)               (56,070)
    Business acquisitions, net of stock issued
      and cash acquired . . . . . . . . . . . . . . . . . . . . . . .            (1,900)               (79,225)
    Proceeds from sales of businesses and other
     assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           194,822                  1,013
                                                                              ---------              ---------
        Net cash provided (used) by investing
         activities . . . . . . . . . . . . . . . . . . . . . . . . .           142,253               (134,282)
                                                                              ---------              ---------

  Financing activities:
    Proceeds (repayments) of short-term
      borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . .           (21,900)                16,700
    Proceeds from long-term borrowings  . . . . . . . . . . . . . . .             2,261                109,719
    Repayment of long-term debt . . . . . . . . . . . . . . . . . . .          (157,898)               (55,557)
    Debt prepayment premium . . . . . . . . . . . . . . . . . . . . .            (3,438)                     -
    Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . .           (25,688)               (22,390)
                                                                              ---------              ---------
        Net cash provided (used) by financing
         activities . . . . . . . . . . . . . . . . . . . . . . . . .          (206,663)                48,472
                                                                              ---------              ---------

  Increase in cash and cash equivalents . . . . . . . . . . . . . . .         $  14,718              $     711
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

2.  Inventory:

    Inventories are summarized as follows (in thousands):

                                                                      Sept. 28,         Dec. 30,
                                                                         1996             1995
                                                                      ----------       ----------
    Standard cost (which approximates
    average cost) or average cost:
     Finished goods   . . . . . . . . . . . . . . . . . . .           $ 245,344         $ 251,277
     In process   . . . . . . . . . . . . . . . . . . . . .             192,424           192,094
     Raw materials and supplies   . . . . . . . . . . . . .              57,794            74,195
                                                                      ---------         ---------
                                              . . . . . . .             495,562           517,566
    Less LIFO reserve  . . . . . . . . . . . . . . . . . . .           (123,597)         (132,836)
                                                                      ---------         ---------

     Total  . . . . . . . . . . . . . . . . . . . . . . . .           $ 371,965         $ 384,730
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

4.  Acquisitions and Divestiture:

    On April 17, 1996, the Company sold all of the outstanding stock of Fort Mill A, Inc., whose sole asset consisted of all of the outstanding stock of Clark-Schwebel, Inc., to Clark-S Acquisition Corporation, a Delaware Corporation. Clark-S Acquisition elected to pay in cash the full purchase price of approximately $193 million. A gain of $50.1 million was included in other (income) expense. No tax expense was recognized on the gain. Clark-Schwebel had 1996 sales of $68.9 million and earnings before interest and taxes of $11.3 million through the date of sale. During the five years ended in 1995, Clark-Schwebel's average contribution was 13 percent of Springs' sales and 9 percent of its earnings before interest and taxes.

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

5.  Restructuring and Realignment Costs:

    During the second quarter of 1996, the Company adopted a plan to consolidate and realign its fabric manufacturing operations. In connection with this plan, the Company is closing three fabric manufacturing plants while adding production in other plants and increasing outside purchases.
    A pretax charge of $30.4 million was recorded in the second quarter, which included $6.6 million for severance expense arising from the elimination of approximately 850 positions, $16.3 million for write-offs of plant and equipment, and $7.5 million for certain other expenses associated with the plan. Over the next 24 months, Springs will also make capital investments of approximately $17 million and incur future expenses of approximately
    $23 million for equipment relocation and other realignment costs which do not qualify as "exit costs."

    As of September 28, 1996, the Company has incurred approximately $.7 million of actual cash expenditures against the restructuring accrual. The $.7 million of cash expenditures includes $.3 million of severance expense and $.4 million for certain other expenses associated with the plan. In addition, the Company has incurred costs of $.4 million for equipment relocation and other realignment costs and $.8 million of capital expenditures related to the plan.

6.  Extraordinary Charge:

    On July 1, 1996, the Company extinguished $68.7 million of senior notes payable with an effective interest rate of 10 percent. In connection with this debt extinguishment, the Company recorded in its second-quarter results an extraordinary charge of $3.5 million.

7.  Legal and Environmental:

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

    Springs is also involved in various other legal proceedings and claims incidental to its business. Springs is protecting its interests in all such proceedings.

    In the opinion of management, based on the advice of counsel, the likelihood that the resolution of the above matters would have a material adverse impact on either the financial condition or the future results of operations of Springs is remote.

                 ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

On April 17, 1996, the Company sold all of the outstanding stock of Fort Mill A, Inc., whose sole asset consisted of all of the outstanding stock of Clark-Schwebel, Inc., to Clark-S Acquisition Corporation, a Delaware Corporation. Clark-S Acquisition elected to pay in cash the full purchase price of approximately $193 million. A gain of $50.1 million was included in other (income) expense. No tax expense was recognized on the gain. Clark-Schwebel had 1996 sales of $68.9 million and earnings before interest and taxes through the date of sale of $11.3 million. During the five years ended in 1995, Clark-Schwebel's average contribution was 13 percent of Springs' sales and 9 percent of its earnings before interest and taxes.

During the second quarter of 1996, the Company adopted a plan to consolidate and realign its fabric manufacturing operations. In connection with this plan, the Company is closing three fabric manufacturing plants while adding production in other plants and increasing outside purchases. A pretax charge of $30.4 million was recorded in the second quarter, which included $6.6 million for severance expense arising from the elimination of approximately
850 positions, $16.3 million for write-offs of plant and equipment, and $7.5 million for certain other expenses associated with the plan. Over the next 24 months, Springs will also make capital investments of approximately $17 million and incur future expenses of approximately $23 million for equipment relocation and other realignment costs which do not qualify as "exit costs."

As of September 28, 1996, the Company has incurred approximately $.7 million of actual cash expenditures against the restructuring accrual. The $.7 million of cash expenditures includes $.3 million of severance expense and $.4 million for certain other expenses associated with the plan. In addition, the Company has incurred costs of $.4 million for equipment relocation and other realignment costs and $.8 million of capital expenditures related to the plan.

RESULTS OF OPERATIONS

Sales

Net sales for the third quarter were $569.2 million, down 9 percent from sales of $623.7 million in the third quarter of 1995. Excluding the effects of Clark-Schwebel which was sold in April 1996, sales for the quarter increased 2 percent over last year. The home furnishings segment produced a third-quarter sales increase of 2 percent. In the specialty fabrics segment, sales for the three months ending in September 1996 fell 45 percent due primarily to the Company's sale of Clark-Schwebel. Excluding the effects of Clark-Schwebel, third-quarter sales for the specialty fabrics segment remained relatively flat compared to third quarter 1995 sales.

Year-to-date net sales improved 4 percent compared to the first nine months of 1995. Sales from the Company's acquisitions during May 1995 of the stock of Dundee Mills, Incorporated and the principal assets of Dawson Home Fashions, Inc. substantially contributed toward a nine-month sales increase of 13 percent in the home furnishings segment over last year. Year-to-date specialty fabrics sales were 23 percent lower than the prior year. Excluding the effects of the sale of Clark-Schwebel, year-to-date specialty fabrics sales increased 4 percent over the first nine months of 1995. This increase was due primarily to new customers and products in the Company's finished fabrics markets.

Earnings

Net income for the third quarter of 1996 was $22.6 million, a 6 percent increase from last year's $21.3 million. Earnings per share rose to $1.11 from $1.08 a year ago. Earnings for the home furnishings segment exceeded the prior year, reflecting the improved operating efficiencies the segment is beginning to experience from the consolidation of operations made available through investments in technology. In the specialty fabrics segment, earnings were lower for the third quarter compared to a year ago due primarily to the sale of Clark-Schwebel.

Earnings for the nine months ended September 28, 1996, were $74.4 million, or $3.64 per share. Excluding the $50.1 million gain on the sale of Clark-Schwebel, the $30.4 million restructuring charge and other write-offs reported in the second quarter of 1996, net income for the nine months would have been $51.0 million, or $2.49 per share, compared to $45.6 million, or $2.41 per share, for the first nine months of 1995. Earnings for the nine months of 1996 for the home furnishings segment were lower than the prior year due to the effect of the $30.4 million restructuring charge recorded in the second quarter of 1996. Excluding the restructuring charge, the home furnishings segment's earnings were slightly higher than a year ago despite difficult retail market conditions. Earnings were slightly lower than a year ago for the specialty fabrics segment. After excluding the earnings of Clark-Schwebel from the prior year, the specialty fabrics segment's earnings were substantially higher than a year ago due primarily to new customers and products.

For the nine months ended September 28, 1996, the Company's effective tax rate was 16.3 percent compared to 39.1 percent for the nine months ended September 30, 1995. Included in the Company's net income for 1996 was a gain of $50.1 million on the sale of Clark-Schwebel for which no tax expense was recognized. The Company's effective tax rate for the nine months ended September 28, 1996, excluding the gain on the sale of Clark-Schwebel, was approximately 36 percent.

CAPITAL RESOURCES AND LIQUIDITY

Management expects to spend approximately $31 million on capital expenditures during the last three months of 1996. The Company had short-term and commercial paper borrowings totaling approximately $92 million at December 30, 1995, which were repaid in the second quarter of 1996 using proceeds from the sale of Clark-Schwebel. In addition, on July 1, 1996, the Company extinguished $68.7 million of senior notes payable with an effective interest rate of 10 percent. In connection with this debt extinguishment, the Company recorded in its second quarter results an extraordinary charge of $3.5 million, net of an income tax benefit of $2.2 million. During the third quarter, the Company signed an agreement for an additional $100 million term loan facility, which may be used to refinance existing debt and for general corporate purposes. Management expects that cash from operations and borrowings from commercial paper and committed short-term bank lines will adequately provide for the Company's operating cash needs through the end of the year.

                               ITEM 6 - EXHIBITS



The following exhibits are filed as part of this report:

         (10)    Material contracts

                 $100,000,000 Wachovia Bank of Georgia, N.A., Term Loan Credit Agreement dated August 12, 1996

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





DATED:  November 12, 1996

                                 EXHIBIT INDEX



 Item                                                                                 Page
 ----                                                                                 ----
 (10)      Material contracts

           $100,000,000 Wachovia Bank of Georgia, N.A., Term Loan Credit              14
           Agreement dated August 12, 1996 (70 pages).  The exhibits and schedules to this agreement have been omitted.  Springs agrees to furnish supplementally such exhibits and schedules to the
           Commission upon request.



 (27)      Financial Data Schedule (for SEC purposes)                                 84