Form 10-K405
period 1996-12-28
SPRINGS INDUSTRIES INC
filed 1997-03-28
CIK 93102

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------
                                    FORM 10-K
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 28, 1996
                  [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

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
           Securities registered pursuant to Section 12(b) of the Act

                                                       Name of each exchange
          Title of each class                           on which registered
----------------------------------------             --------------------------
  Class A Common Stock; $.25 par value                 New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act
                                      None
================================================================================
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.
Yes [X] No [ ]
================================================================================
Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)
================================================================================
Aggregate market value of Springs Industries, Inc. Common Stock, excluding treasury shares, held by nonaffiliates as of March 20, 1997, was $586,268,365.
================================================================================
As of March 20, 1997, there were 12,757,460 shares of Class A Common Stock and 7,395,615 shares of Class B Common Stock of Springs Industries, Inc. outstanding.
================================================================================
                      DOCUMENTS INCORPORATED BY REFERENCE
================================================================================
Specified Portions of Annual Report to Security Holders for Fiscal Year Ended December 28, 1996 (Parts I & II)
================================================================================
Specified Portions of Proxy Statement to Security Holders dated March 7, 1997 (Parts III & IV)
================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC



                             FORM 10-K ANNUAL REPORT


                            SPRINGS INDUSTRIES, INC.



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

12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT

13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


                                     PART IV


14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
             REPORTS ON FORM 8-K

SIGNATURES

EXHIBIT INDEX

                       SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC



                             FORM 10-K ANNUAL REPORT


                            SPRINGS INDUSTRIES, INC.


PART I

ITEM 1.  BUSINESS

(a) GENERAL DEVELOPMENT OF BUSINESS.

         Springs Industries, Inc., a corporation organized under the laws of the State of South Carolina, began its operations in 1888. Springs' principal executive offices are located at 205 North White Street, Fort Mill, South Carolina 29715 (telephone number: 803/547-1500). The Company's operations are engaged principally in the manufacturing, marketing and sale of packaged textile and nontextile home furnishing products, and secondarily in the manufacturing, marketing and sale of fabrics for apparel, consumer and industrial markets. These operations are conducted by various divisions and subsidiaries, each of which operates within either the home furnishings or specialty fabrics industry segment.

         Through both internal development and acquisitions of complementary businesses, Springs has emerged as one of the most significant manufacturers and marketers of home furnishings in the United States. Among the factors contributing to Springs' industry position are its highly automated manufacturing facilities, its well-known brands, and its commitments to fashion design and diverse product offerings in the home furnishings field.

         The term "Springs" or "the Company" as used herein means Springs Industries, Inc., and its subsidiaries unless clearly indicated otherwise.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

         Financial information for the home furnishings and specialty fabrics segments is incorporated by reference from the Springs Industries, Inc. 1996 Annual Report to Shareholders ("Annual Report") under the caption "Industry Segment Information," page 14.

(c) NARRATIVE DESCRIPTION OF BUSINESS.

         HOME FURNISHINGS SEGMENT - Home furnishings is the larger segment of Springs' business, with sales of $1.831 billion in 1996 and operating income of $52.0 million. The home furnishings segment manufactures, purchases for resale and markets home furnishings products, including sheets, pillowcases, bedspreads, comforters, infant and toddler bedding, curtains, towels, shower curtains, bath and accent rugs, other bath fashion accessories, knitted infant apparel, baby and health care products, juvenile novelties, drapery hardware and hard and soft decorative window furnishings.

         Springs' home furnishings products are sold primarily to retail customers and are varied in design, styling and color to appeal to a broad spectrum of consumers. The Company's retail customers include department stores, specialty stores, national chains, mass merchandisers and catalog operations. Springs also sells bed and bath products directly to institutional customers, and sells decorative window products directly to large-scale contractors and distributor/fabricators.

         The Company has a wholly-owned Canadian subsidiary that markets and distributes bedding and bath products in that country. This subsidiary allows the Company to better serve Canadian home furnishings customers and to expand the Company's presence in the Canadian market.

         The Company acquired three home furnishings businesses during 1995. In May, 1995, the Company purchased all of the outstanding stock of Dundee Mills, Incorporated, a leading manufacturer of towels, infant and toddler bedding, knitted infant apparel, and health care products, and the Company purchased substantially all of the assets of Dawson Home Fashions, Inc., a leading manufacturer of shower curtains and bath fashions accessories. In July, 1995, the Company purchased from Apogee Enterprises, Inc., substantially all of the assets of its Nanik Window Coverings Group, a leading manufacturer of wood window blinds and interior shutters.

         During the second quarter of 1996, the Company adopted a plan to consolidate and realign its fabric manufacturing operations. In connection with this plan, the Company closed three fabric manufacturing plants, added production in other plants, and increased outside purchases of grey fabric.

         Subsequent to year end, the Company also acquired a 50% interest in American Fiber Industries, LLC, a manufacturer of bed pillows.

         SPECIALTY FABRICS SEGMENT - The specialty fabrics segment manufactures, finishes, purchases for resale and markets a wide variety of fabrics and in 1996 generated sales of $412.7 million and operating income of $27.8 million. Specialty fabrics products include finished fabrics for industrial, apparel and specialty end uses.

         More specifically, the specialty fabrics segment produces and markets finished fabrics in a broad range of colors, weights, fibers, finishes and printed designs and sells them principally to manufacturers of apparel and decorative home furnishings, and to retailers of home sewing fabrics. This segment also produces and sells protective and fire-retardant fabrics for industrial and commercial applications.

         The Company has sold three of its specialty fabrics businesses since early 1994. In June, 1994, the Company sold all of the stock of Clark-Schwebel Distribution Corp., a subsidiary that operated within the specialty fabrics segment. The Company received $19.1 million in connection with this sale. The gain on this transaction is included in other income. In December, 1995, the Company sold the assets of its Intek office panel fabrics business. In connection with this sale, the Company received a cash payment of $13.2 million. The gain on this transaction is included in other income. In April, 1996, the Company sold its Clark-Schwebel, Inc., subsidiary, a business in the specialty fabrics segment, for $193 million in cash. A gain of $50.1 million was included in other income for 1996. Through the date of sale Clark-Schwebel, Inc., had 1996 sales of $68.9 million and earnings before interest and taxes of $11.3 million. In 1995, Clark-Schwebel, Inc., contributed about ten percent of the Company's sales of $2.233 billion and had record earnings representing about 24 percent of Springs' earnings before interest expense and taxes of $143 million. During the five years ended in 1995, Clark-Schwebel, Inc.'s average contribution was 13 percent of Springs' sales and nine percent of its earnings before interest and taxes.

         PRINCIPAL PRODUCTS -- Textile home furnishings products represented 69.0%, 61.5%, and 62.3% of consolidated revenues for each of 1996, 1995, and 1994, respectively. No other product or class of products exceeded 10% of consolidated revenues for 1996, 1995, or 1994.

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

         The home furnishings segment sells its bed and bath products under the Wamsutta(R), Springmaid(R), Performance(TM), and Dundee(R) brands, and its decorative window products under the Graber(R), Bali(R), Nanik(R), FashionPleat(R) and CrystalPleat(R) brands. This segment also uses the Wabasso(R) and Texmade(R)brands on bed products sold in Canada.

         The home furnishings segment also uses certain licensed designs and trademarks which may be considered to be of material importance to this segment. These include a license agreement with each of Bill Blass, Ltd., and Liz Claiborne, Inc., and multiple license agreements with The Walt Disney Company.

         The specialty fabrics segment uses the Springmaid(R), Wamsutta(R), UltraSuede(R), Firegard(R), Firewear(R) and Synergy(R) brands on home sewing and other specialty fabrics.

         The trademarks are protected, in part, through United States and foreign trademark registrations.

         WORKING CAPITAL -- The Company's working capital requirements are funded by its operating cash flow, commercial paper borrowings and short-term bank borrowings. Trade receivables are, in the main, collectible in 60 days or less.

         CUSTOMERS -- In 1996, sales to Wal-Mart Stores, Inc. equaled 13.6% of Springs' total sales; no other single customer accounted for ten percent or more of Springs' total sales.

         BACKLOG ORDERS -- The Company's unfilled order position at December 28, 1996, amounted to approximately $178 million. The unfilled order position at December 30, 1995, was approximately $175 million.

         COMPETITIVE CONDITIONS -- The markets in which the principal products of the Company are sold are highly competitive as to price, quality, customer service and product design.

         ENVIRONMENTAL EXPENDITURES -- The Company spent approximately $1.5 million on environmental and related projects in 1996 and expects to spend approximately $2.0 million in 1997.

         ASSOCIATES -- Approximately 20,700 associates were employed by Springs and its subsidiaries at the end of 1996.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT
SALES.

         International sales of home furnishings and specialty fabric products are made through Springs' divisions and its subsidiaries. International sales accounted for approximately 6.6% of total sales in 1996, 6.6% in 1995, and 6.7% in 1994.



ITEM 2.  PROPERTIES

         The Company owns its Executive Office Building and its Research and Development Center in Fort Mill, South Carolina, and the twenty-one story Springs Building at 104 West 40th Street, New York City, New York. The Springs Building contains a sales showroom for the Bath Fashions Group, the sales headquarters of the Baby Products Division, both parts of the home furnishings segment, and the sales headquarters for the Springfield and UltraFabrics Divisions, both parts of the specialty fabrics segment, and certain staff support offices. Most of the Springs Building is leased to other businesses.

         The Bed Fashions Group leases offices in New York City, New York, and in Charlotte, North Carolina. This group and other divisions lease additional space in other cities for administration and sales offices and distribution centers.

         The Company also owns a customer service center located near Lancaster, South Carolina. This facility houses customer service operations, computer and data processing operations and accounting offices.

         Springs has forty-three manufacturing plants. Seventeen plants are grey fabric manufacturing plants; six are dyeing, printing and finishing plants; twelve are fabricating plants; four plants perform both dyeing, printing, finishing and fabricating operations; and four plants manufacture decorative window products. Of these plants, nineteen are in South Carolina, thirteen in Georgia, two in each of North Carolina, Alabama, and Wisconsin, and one in each of California, Mississippi, Pennsylvania, Tennessee, and Nevada.

         The home furnishings segment uses thirty-six of these plants and the specialty fabrics segment uses four. The two segments share another three plants. All of the plants are owned by Springs and are unencumbered, except for four which are subject to mortgages and five which are leased either through industrial revenue bond financing or through other leases.

         Springs considers all plants to be well maintained and generally in good operating condition.



ITEM 3.  LEGAL PROCEEDINGS

         Information required by this Item is contained in Notes to Consolidated Financial Statements, Note 10. - Other Matters, found on page 25 of the Annual Report and incorporated herein by reference.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None reportable.



         EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to Instruction #3 to Paragraph (b) of Item 401 of Regulation S-K, the following information is provided on the Company's Executive Officers.

                                              Position and Business
Name                       Age                      Experience

Crandall C. Bowles         49       President and Chief Operating Officer -
                                    Springs (January 1997 to present). Executive
                                    Vice President - Springs (April 1992 to
                                    January 1997). President - Bath Fashions
                                    Group (May 1995 to January 1997). President
                                    - Textile Manufacturing Group (March 1993 to
                                    May 1995). Executive Vice President - Growth and Development (April 1992 to February
                                    1993). Director (1978 to present).

                                    President - The Springs Company (1982 to
                                    April 1992).


C. Powers Dorsett          52       Senior Vice President - General Counsel and
                                    Secretary (February 1996 to present). Vice
                                    President - General Counsel and Secretary
                                    (February 1990 to January 1996).

Walter Y. Elisha           64       Chairman of the Board (October 1983 to
                                    present) and Chief Executive Officer (1981 to present). President (December 1989 to January 1997). Director (February 1980 to present).


William K. Easley          53       Senior Vice President - Springs (February
                                    1996 to present). President - Bedding
                                    Manufacturing (May 1995 to present).
                                    President - Performance Home Fashions
                                    Division, Home Furnishings Group (October
                                    1993 - May 1995). Senior Vice President -
                                    Bed and Bath Group (August 1992 - October
                                    1993). President - Grey Manufacturing
                                    Division (June 1989 - August 1992).


Samuel J. Ilardo           41       Treasurer (May 1995 to present). Assistant
                                    Treasurer (March 1994 to April 1995). Tax
                                    Director (November 1992 to February 1994).


                                    Chief Financial Officer and Treasurer - STC
                                    Holdings, Inc. (January 1989 to October
                                    1992).


Stephen P. Kelbley         54       Executive Vice President - Springs
                                    (September 1991 to present). President -
                                    Diversified Home Products Group (January
                                    1997 to present). President - Diversified
                                    Products Group (May 1995 to January 1997).
                                    President - Specialty Fabrics Group (March
                                    1994 to April 1995). Chief Financial Officer
                                    (September 1991 to March 1994).


Charles M. Metzler         44       Vice President - Controller (February 1996
                                    to present). Controller - Springs Canada,
                                    Inc. (September 1992 to January 1996).
                                    Director, Production Planning - Springmaid
                                    Home Fashions Division (April 1989 to August
                                    1992).

Robert W. Moser            58       Executive Vice President - Springs (July
                                    1989 to present). President - Fabrics Group
                                    (January 1997 to present). President - Bath
                                    Manufacturing (May 1995 to January 1997).
                                    President - Specialty Fabrics Group (March
                                    1993 to March 1994). President - Finished
                                    Fabrics Group and Windows (September 1991 to
                                    March 1993). President - Finished Fabrics
                                    Group (July 1989 to August 1991).


Thomas P. O'Connor         51       Executive Vice President - Springs (August
                                    1992 to present). President - Bed Fashions
                                    Group (May 1995 to present). President -
                                    Home Fashions Group (March 1993 to April
                                    1995). Senior Vice President - Springs
                                    (September 1991 to August 1992). President -
                                    Bed and Bath Group (September 1991 to
                                    February 1993).


Robert L. Thompson         60       Vice President - Public Affairs (September
                                    1986 to present).


J. Spratt White            55       Senior Vice President - Human Resources (May
                                    1996 to present). Senior Vice President -
                                    Growth and Development, and Human Resources
                                    (June 1995 to May 1996). Senior Vice
                                    President - Growth and Development (March
                                    1993 to May 1995). Senior Vice President -
                                    Springs and President - Diversified Products
                                    Group (February 1990 to March 1993).


James F. Zahrn             46       Senior Vice President and Chief Financial
                                    Officer (March 1995 to present). Vice
                                    President - Finance and Treasurer (March
                                    1994 to March 1995). Vice President and
                                    Treasurer (May 1993 to March 1994).
                                    Treasurer (August 1986 to May 1993).

---------------------------------------

Crandall Close Bowles, President and Chief Operating Officer and director of the Company, and Leroy S. Close, a director of the Company, are siblings. There are no other family relationships within the director and Executive Officer group.



PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Class A Common Stock of Springs is traded on the New York Stock Exchange. As of March 20, 1997, there were approximately 2,867 holders of record of Class A Common Stock, and approximately 77 holders of Class B Common Stock. No established trading market exists for Class B Common Stock. Class B Common Stock may, however, at the election of the holder, be exchanged on a one-for-one basis at any time for Class A Common Stock.

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



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.



PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information about directors required by this Item is incorporated by reference from the Company's Proxy Statement to Security Holders dated March 7, 1997 (the "Proxy Statement") under the captions "Directors, Nominees, and Election of Directors" and "Information Regarding the Board of Directors" on pages 2 through 6 of the Proxy Statement. The information on Executive Officers is provided at the end of Part I of this Form 10-K under the caption "Executive Officers of the Registrant."



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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this Item is incorporated by reference from the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 17 and 18 of the Proxy Statement.



ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this Item is incorporated by reference from the Proxy Statement under the caption "Compensation Committee Interlocks and Insider Participation" and "Transactions With Certain Persons" on pages 14, 18, and 19 of the Proxy Statement.



PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) 1. The following financial statements and independent auditors' report are incorporated by reference from the Annual Report as a part of this Report:

                  (i) Consolidated Balance Sheet as of December 28, 1996, and December 30, 1995 (Annual Report page 16).

                  (ii) Consolidated Statement of Operations and Retained Earnings for the fiscal years ended December 28, 1996, December 30, 1995, and December 31, 1994
                           (Annual Report page 15).

                  (iii) Consolidated Statement of Cash Flows for the fiscal years ended December 28, 1996, December 30, 1995, and December 31, 1994 (Annual Report page 17).

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

Date: March 26, 1997



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





By: /s/John F. Akers                    By: /s/Crandall C. Bowles
------------------------------------        ------------------------------------
      John F. Akers, Director                 Crandall C. Bowles, Director
Date: March 26, 1997                    Date: March 26, 1997


By: /s/John L. Clendenin                By: /s/Leroy S. Close
------------------------------------        ------------------------------------
      John L. Clendenin, Director             Leroy S. Close, Director
Date: March 26, 1997                    Date: March 26, 1997


By: /s/Charles W. Coker                 By: /s/Walter Y. Elisha
------------------------------------        ------------------------------------
      Charles W. Coker, Director              Walter Y. Elisha, Chairman,
Date: March 26, 1997                          Chief Executive Officer
                                              and Director
                                              (Principal Executive Officer)
                                        Date: March 26, 1997

By: /s/John H. McArthur                 By:   /s/Aldo Papone
------------------------------------        ------------------------------------
      John H. McArthur, Director              Aldo Papone, Director
Date: March 26, 1997                    Date: March 26, 1997


By: /s/Donald S. Perkins                By:   /s/Robin B. Smith
------------------------------------        ------------------------------------
      Donald S. Perkins, Director             Robin B. Smith, Director
Date: March 26, 1997                    Date: March 26, 1997

By: /s/Sherwood H. Smith, Jr.           By:   Stewart Turley
------------------------------------        ------------------------------------
      Sherwood H. Smith, Jr.                  Stewart Turley
Date: March 26, 1997                    Date: March 26, 1997





By: /s/James F. Zahrn                   By:   /s/Charles M. Metzler
------------------------------------        ------------------------------------
     James F. Zahrn                           Charles M. Metzler,
     Senior Vice President and                Vice President and Controller
     Chief Financial Officer                  (Principal Accounting Officer)
     (Principal Financial Officer)

Date: March 26, 1997                    Date: March 26, 1997

                       SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, DC


                        ---------------------------------





                                    EXHIBITS




                        ---------------------------------

                                  EXHIBIT INDEX


Item

(2) Agreement and Plan of Merger among Springs Industries, Inc., Fort Mill A Inc., Vestar/CS Holding Company, L.L.C., and Clark-S Acquisition Corporation dated as of February 24, 1996, together with a list identifying the schedules and exhibits to the Agreement, incorporated by reference from Form 10-K filed March 21, 1996 (76 pages).

(3)      (a)      Springs' Restated Articles of Incorporation, amended and
                  restated as of April 18, 1994, incorporated by reference from Form 10-Q filed August 15, 1994 (16 pages).

         (b) Springs' Bylaws, amended as of December 12, 1996, filed herein (1 page).

(10)     Material Contracts - Executive Compensation Plans and Arrangements

         (a) Springs' Deferred Unit Stock Plan, amended and restated effective February 22, 1990, incorporated by reference from Form 10-K, filed March 26, 1990 (15 pages). Amendment effective December 10, 1990, incorporated by reference from Form 10-K, filed March 25, 1991 (1 page). Amendment effective August 16, 1990, incorporated by reference from Form 10-Q, filed November 12, 1991 (1 page). Amendment effective as of November 1, 1996, filed herein (1 page).

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

         (e) Springs' Senior Executive Supplemental Retirement Plan, incorporated by reference from Form 10-K, filed March 19, 1982, (11 pages). Amendment dated February 26, 1987, incorporated by reference from From 10-K, filed March 27, 1987 (4 pages). Amendment dated June 20, 1991, incorporated by reference from Form 10-K, filed March 25, 1992 (1 page).

         (f) Springs' Shadow Retirement Plan, incorporated by reference from Form 10-K, filed March 19, 1982 (6 pages). Amendment adopted October 18, 1990, incorporated by reference from Form 10-K, filed March 25, 1991 (3 pages).

         (g) Springs' Deferred Compensation Plan for Outside Directors, as amended and restated on August 18, 1994, incorporated by reference from Form 10-Q, filed November 14, 1994 (24 pages). Amendments adopted as of October 29, 1995, and as of November 1, 1996, filed herein (3 pages).

         (h) Springs' Outside Directors COLI Deferred Compensation Plan adopted December 12, 1985, incorporated by reference from Form 10-K, filed March 14, 1986 (10 pages).

         (i) Springs' Senior Management COLI Deferred Compensation Plan adopted December 12, 1985, incorporated by reference from Form 10-K, filed March 14, 1986 (11 pages).

         (j) Springs' 1991 Incentive Stock Plan, as approved by shareholders on April 15, 1991, incorporated by reference from the Company's Proxy Statement to Shareholders dated February 27, 1991, under the caption "Exhibit A" on pages A-1 through A-12 of such Proxy Statement. Amendments approved by shareholders on April 29, 1996, incorporated by reference from Form 10-Q filed May 14, 1996 (2 pages). Amendments as of November 1, 1996, filed herein (2 pages).

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

         (n) Springs' Excess Benefits Plan adopted by the Board of Directors on August 18, 1994, and amended and restated effective March 1, 1996, filed herein (7 pages).

(10)     Material Contracts - Other

         (a) Long-term revolving credit agreements among Springs and several banks, dated February 1 or 2, 1990, as back-up for Springs' commercial paper program; commercial paper issuing and paying agency agreement between Springs and Morgan Guaranty Trust Company of New York dated February 5, 1990, incorporated by reference from Form 10-K, filed March 26, 1990 (52 pages). Amendment effective December 27, 1990, incorporated by reference from Form 10-K, filed March 25, 1991 (10 pages). Amendment effective June 3, 1992, incorporated by reference from Form 10-K, filed March 31, 1993 (5 pages). Amendment effective March 27, 1993, incorporated by reference from Form 10-K, filed March 30, 1994 (3 pages).

         (b) Note Agreement for 9.60% Senior Notes Due July 1, 2006, dated as of May 29, 1991, incorporated by reference from Form 10-K, filed March 25, 1992 (47 pages). Amendment effective March 29, 1992, incorporated by reference from Form 10-K, filed March 31, 1993 (1 page). Amendment effective March 27, 1993, incorporated by reference from Form 10-K, filed March 30, 1994 (3 pages).

         (c) Springs' Commercial paper issuing and paying agency agreement between Springs and Chemical Bank dated July 17, 1992; Commercial paper dealer agreement between Springs and Goldman Sachs Money Markets, L.P. dated July 16, 1992; Long-term revolving credit agreements among Springs and several banks, dated July 10-21, 1992, as back-up for Springs' commercial paper program; all of which are incorporated by reference from Form 10-Q, filed July 31, 1992 (49 pages). Amendment effective March 27, 1993, incorporated by reference from Form 10-K, filed March 30, 1994 (4 pages).

         (d) Long-Term revolving credit agreement between Springs and Trust Company Bank, dated April 1, 1993, as back-up for Springs' commercial paper program, incorporated by reference from Form 10-Q, filed May 17, 1993 (4 pages).

         (e) Term loan agreement dated as of March 31, 1995, among Springs Industries, Inc., Wachovia Bank of North Carolina, N.A., and Wachovia Bank of Georgia, N.A., as agent, incorporated by reference from Form 10-Q, filed May 16, 1995; Assignment and Acceptance document dated March 31, 1995, incorporated by reference from Form 10-K filed March 21, 1996 (3 pages); Assignment and Acceptance document dated June 30, 1995, incorporated by reference from Form 10-K filed March 21, 1996 (4 pages); First Amendment effective January 18, 1996, incorporated by reference from Form 10-K filed March 21, 1996 (4 pages); Second Amendment effective February 13, 1996, incorporated by reference from Form 10-K filed March 21, 1996 (7 pages); Third Amendment effective November 19, 1996, filed herein (17 pages); Fourth Amendment dated March 20, 1997, filed herein (7 pages).

         (f) Swap Agreement between Springs and Wachovia Bank of Georgia, N.A., dated May 18, 1995, and related Schedule and Confirmation, incorporated by reference from Form 10-K filed March 21, 1996 (41 pages); Related Swap Transaction Confirmation dated September 7, 1995, filed herein (5 pages).

         (g) $100,000,000 Wachovia Bank of Georgia, N.A., Term Loan Credit Agreement dated August 12, 1996 incorporated by reference from Form 10-Q filed November 12, 1996 (70 pages); First Amendment dated March 20, 1997, filed herein (7 pages).

(13) Portions of the 1996 Annual Report to Shareholders, which have been expressly incorporated by reference, filed herein (18 pages).

(21)     List of Subsidiaries of Springs, filed herein (1 page).

(23) Consent of expert for Form S-8 Registration Statement for 1991 Incentive Stock Plan and 1991 Restricted Stock Plan for Outside Directors filed herein (1 page).

(27)     Financial Data Schedule (for SEC purposes)