Form 10-Q
period 1997-03-29
SPRINGS INDUSTRIES INC
filed 1997-05-13
CIK 93102

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  F O R M 10-Q

For the Quarter Ended March 29, 1997              Commission File Number 1-5315

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

Yes   X    No
    ----      ----

                            ------------------------

As of May 5, 1997, there were 12,761,786 shares of Class A Common Stock and 7,395,615 shares of Class B Common Stock of Springs Industries, Inc. outstanding.

                            ------------------------

There are 23 pages in the sequentially numbered, manually signed original of this report.

                                  Page 1 of 23
                       The Index to Exhibits is on Page 13

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


PART II - OTHER INFORMATION
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

                                     PART I
                          ITEM I - FINANCIAL STATEMENTS


SPRINGS INDUSTRIES, INC.
Consolidated Statement of Operations
and Retained Earnings
(In thousands except per share data)
(Unaudited)

                                                                 THIRTEEN WEEKS ENDED
                                                              ---------------------------
                                                                MARCH 29,      MARCH 30,
                                                                  1997           1996
                                                               -----------    -----------
OPERATIONS
Net sales ........................................             $   543,009    $   579,340
Cost and expenses:
 Cost of goods sold ..............................                 446,757        477,755
 Selling, general and
  administrative expenses ........................                  71,032         74,499
 Restructuring and
  realignment expenses ...........................                   2,763              -
 Interest expense ................................                   4,521          7,834
 Other income, net ...............................                    (149)          (939)
                                                               -----------    -----------
   Total .........................................                 524,924        559,149
                                                               -----------    -----------

Income before income taxes .......................                  18,085         20,191

Income tax provision .............................                   6,874          7,885
                                                               -----------    -----------

 Net income ......................................             $    11,211    $    12,306
                                                               ===========    ===========

Per share:
 Net income ......................................             $       .55    $       .60
                                                               ===========    ===========

Cash dividends declared:
 Class A shares ..................................             $       .33    $       .33
                                                               ===========    ===========
 Class B shares ..................................             $       .30    $       .30
                                                               ===========    ===========

Weighted average shares of
 common stock ....................................                  20,471         20,389
                                                               ===========    ===========

RETAINED EARNINGS
 Retained earnings at beginning
   of period .....................................             $   675,533    $   616,347
 Net income ......................................                  11,211         12,306
 Cash dividends declared .........................                  (6,435)        (6,417)
                                                               -----------    -----------
 Retained earnings at end of
   period ........................................             $   680,309    $   622,236
                                                               ===========    ===========


See Notes to Condensed Consolidated Financial Statements.

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Balance Sheet
(In thousands except share data)
(Unaudited)

                                                                 MARCH 29,    DECEMBER 28,
                                                                   1997           1996
                                                               -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents ................................   $     1,571    $    30,719
  Accounts receivable ......................................       357,230        350,830
  Inventories ..............................................       380,140        370,896
  Other ....................................................        47,046         37,177
                                                               -----------    -----------
    Total current assets ...................................       785,987        789,622
                                                               -----------    -----------

Property, plant and equipment ..............................     1,331,344      1,320,400
  Accumulated depreciation .................................      (804,188)      (785,836)
                                                               -----------    -----------
    Property, net ..........................................       527,156        534,564
                                                               -----------    -----------
Other assets ...............................................        82,464         73,770
                                                               -----------    -----------

    Total ..................................................   $ 1,395,607    $ 1,397,956
                                                               ===========    ===========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term borrowings ....................................   $    36,800    $         -
  Current maturities of long-term debt .....................         6,824          6,921
  Accounts payable .........................................        78,874        103,841
  Other accrued liabilities ................................       123,135        141,727
                                                               -----------    -----------
    Total current liabilities ..............................       245,633        252,489
                                                               -----------    -----------

Noncurrent liabilities:
  Long-term debt ...........................................       177,180        177,640
  Accrued benefits and deferred
   compensation ............................................       160,994        160,535
  Deferred income taxes and other deferred
   credits .................................................        26,048         26,513
                                                               -----------    -----------
    Total noncurrent liabilities ...........................       364,222        364,688
                                                               -----------    -----------

Shareowners' equity:
  Class A common stock- $.25 par value
    (12,860,993 and 12,746,374 shares
    issued in 1997 and 1996, respectively)  ................         3,215          3,187
  Class B common stock- $.25 par value
    (7,395,615 and 7,508,579 shares issued
    in 1997 and 1996, respectively) ........................         1,849          1,877
  Additional paid-in capital ...............................       110,405        110,352
  Retained earnings ........................................       680,309        675,533
  Cost of Class A shares in treasury
    (103,533 and 106,739 shares
    in 1997 and 1996, respectively) ........................        (2,323)        (2,378)
  Currency translation adjustment and other ................        (7,703)        (7,792)
                                                               -----------    -----------
    Total shareowners' equity ..............................       785,752        780,779
                                                               -----------    -----------
    Total ..................................................   $ 1,395,607    $ 1,397,956
                                                               ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)


                                                                 THIRTEEN WEEKS ENDED
                                                              ---------------------------
                                                                MARCH 29,      MARCH 30,
                                                                  1997           1996
                                                               -----------    -----------
Operating activities:
  Net income ...............................................   $    11,211    $    12,306
  Adjustments to reconcile net income to net
   cash provided (used) by operating activities:
   Depreciation and amortization ...........................        22,721         26,568
   Changes in operating assets and liabilities,
    net of effects of business acquisitions and
    sale of businesses .....................................       (52,778)       (35,658)
   Other, net ..............................................        (4,799)        (2,251)
      Net cash provided (used) by operating                    -----------    -----------
       activities ..........................................       (23,645)           965
                                                               -----------    -----------

Investing activities:
  Purchase of property, plant and
    equipment ..............................................       (15,465)       (19,549)
  Business acquisitions ....................................        (6,400)        (1,900)
  Other, net ...............................................        (7,022)         2,648
                                                               -----------    -----------
      Net cash used by investing activities.................       (28,887)       (18,801)
                                                               -----------    -----------

Financing activities:
  Proceeds from short-term borrowings, net .................        36,800         33,600
  Proceeds from long-term borrowings .......................             -          2,261
  Repayment of long-term debt ..............................          (557)        (5,645)
  Cash dividends paid.......................................       (12,859)       (12,834)
                                                               -----------    -----------
      Net cash provided by financing activities ............        23,384         17,382
                                                               -----------    -----------

Decrease in cash and cash equivalents.......................   $   (29,148)   $      (454)
                                                               ===========    ===========


See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Significant Accounting Policies:

         The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements presented in the Springs Industries, Inc. ("Springs" or "the Company") 1996 Annual Report on Form 10-K.

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

2.       Inventory:

         Inventories are summarized as follows (in thousands):

                                                              March 29,       Dec. 28,
                                                                1997            1996
                                                             -----------    -----------
         Standard cost (which approximates
         average cost) or average cost:
          Finished goods .................................   $   256,751    $   242,650
          In process .....................................       186,922        185,307
          Raw materials and supplies .....................        59,919         67,925
                                                             -----------    -----------
                                                                 503,592        495,882
         Less LIFO reserve ...............................      (123,452)      (124,986)
                                                             -----------    -----------

          Total ..........................................   $   380,140    $   370,896
                                                             ===========    ===========

3.       Reclassification:

         Certain prior-year amounts have been reclassified to conform with the 1997 presentation, including classification in net sales of certain promotional costs which were previously included in selling, general and administrative expenses.

4.       Commitments:

         The Company enters into forward delivery contracts and futures contracts for raw material purchases, consistent with the size of its business, to reduce the Company's exposure to price volatility. Management assesses these contracts on a continuous basis to determine if contract prices will be recovered through subsequent sales.

5.       Divestiture:

         On April 17, 1996, the Company sold Clark-Schwebel, Inc., a business in the specialty fabrics segment, for $193 million in cash. During the first quarter of 1996, Clark-Schwebel contributed about 10 percent of Springs' sales of $579.3 million and had record earnings of $10.1 million before interest expense and taxes. During the five years ended in 1995, Clark-Schwebel's average contribution was 13 percent of Springs' sales and 9 percent of its earnings before interest expense and taxes.

6.       Restructuring and Realignment Costs:

         During the second quarter of 1996, the Company adopted a plan to consolidate and realign its fabric manufacturing operations. In connection with this plan, the Company closed three fabric manufacturing plants, added production in other plants, and increased outside purchases of grey fabric. A pretax restructuring charge of $30.4 million was recorded in the second quarter, which included $6.6 million for the severance expense arising from the elimination of approximately 850 positions, $16.3 million for write-offs of plant and equipment, and $7.5 million for certain other expenses associated with the plan.

         Through March 29, 1997, the Company has recorded approximately $6.1 million of actual cash expenditures against the restructuring accrual, which includes $2.4 million of severance expense and $3.7 million for certain other expenses associated with the plan. In addition, the Company has incurred $2.8 million in the current quarter and $6.3 million to date for equipment relocation and other realignment expenses and has made capital investments of $2.3 million related to the plan. Over the next three years, Springs plans to make future capital investments of $15.0 million and incur future expenses of approximately $16.8 million for equipment relocation and other realignment costs which do not qualify as "exit costs."

7.       Legal and Environmental:

         As disclosed in the 1996 Annual Report on Form 10-K, Springs is involved in certain administrative proceedings alleging violations of environmental laws and regulations, including proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act. In connection with these proceedings, the Company has accrued an amount which represents management's best estimate of Springs' probable liability.

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

                 ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

During the second quarter of 1996, the Company adopted a plan to consolidate and realign its fabric manufacturing operations. In connection with this plan, the Company closed three fabric manufacturing plants, added production in other plants, and increased outside purchases of grey fabric. A pretax restructuring charge of $30.4 million was recorded in the second quarter, which included $6.6 million for the severance expense arising from the elimination of approximately 850 positions, $16.3 million for write-offs of plant and equipment, and $7.5 million for certain other expenses associated with the plan.

Through March 29, 1997, the Company has recorded approximately $6.1 million of actual cash expenditures against the restructuring accrual, which includes $2.4 million of severance expense and $3.7 million for certain other expenses associated with the plan. In addition, the Company has incurred $2.8 million in the current quarter and $6.3 million to date for equipment relocation and other realignment expenses and has made capital investments of $2.3 million related to the plan. Over the next three years, Springs plans to make future capital investments of $15.0 million and incur future expenses of approximately $16.8 million for equipment relocation and other realignment costs which do not qualify as "exit costs."

On April 17, 1996, the Company sold Clark-Schwebel, Inc., a business in the specialty fabrics segment, for $193 million in cash. During the first quarter of 1996, Clark-Schwebel contributed about 10 percent of Springs' sales of $579.3 million and had record earnings of $10.1 million before interest expense and taxes. During the five years ended in 1995, Clark-Schwebel's average contribution was 13 percent of Springs' sales and 9 percent of its earnings before interest expense and taxes.

RESULTS OF OPERATIONS

Sales

Net sales for the first quarter of 1997 were $543.0 million, down 6 percent from the first quarter of 1996. The 1996 figures include results for Clark-Schwebel, Inc. Excluding Clark-Schwebel's sales from the prior year, sales for the quarter increased by 5 percent. The home furnishings segment generated sales growth of 7 percent for the first quarter. The specialty fabrics segment's first-quarter sales were lower than a year ago by 44 percent, primarily due to the sale of Clark-Schwebel.

Earnings

Net income for the first quarter of 1997 was $11.2 million, or $.55 per share, down about 8 percent from the $.60 per share earned in 1996. Excluding the effect of realignment expenses associated with the restructuring of the fabric manufacturing operations, net income was $12.9 million, or $0.63 per share. In the home furnishings segment, improved volume and margin expansion in bed, bath and window fashions produced a 43 percent increase in operating profit over last year. Excluding the effect of the realignment expenses, operating profit for the home furnishings segment increased 60 percent. The specialty fabrics segment's earnings were lower than the prior year due primarily to the sale of Clark-Schwebel. The sales and earnings of the continuing specialty fabrics businesses were lower than a year ago because of sluggish demand for home-sewing fabrics and fashion apparel fabrics.

CAPITAL RESOURCES AND LIQUIDITY

A normal seasonal increase in working capital since year-end resulted in increased short-term borrowings. The company expects capital expenditures for 1997 to approximate $120 million. These investments will focus on manufacturing equipment, distribution facilities and information systems. Springs believes its 1997 cash needs will be adequately provided from operations and borrowings from commercial paper and committed lines.

OTHER

Certain prior-year amounts have been reclassified to conform with the 1997 presentation, including classification in net sales of certain promotional costs which were previously included in selling, general and administrative expenses.

                           PART II - OTHER INFORMATION

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of the security holders of the Company was held on April 21, 1997.

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



         (c)
       Description of Matter            For              Against or              Abstentions
            Voted Upon                                    Withheld
(i)
Annual election of
directors:

John F. Akers                       40,094,969                                   72,675

Crandall Close Bowles               40,092,703                                   74,941

John L. Clendenin                   40,096,878                                   70,766

Leroy S. Close                      40,092,093                                   75,551

Charles W. Coker                    40,099,303                                   68,341

Walter Y. Elisha                    40,097,875                                   69,769

John H. McArthur                    40,097,799                                   69,845

Aldo Papone                         40,099,215                                   69,429

Donald S. Perkins                   40,096,219                                   71,425

Robin B. Smith                      40,098,690                                   68,654

Sherwood H. Smith, Jr.              40,099,187                                   68,456

Stewart Turley                      40,099,253                                   68,716

(ii)

Ratification of the                 40,085,912             18,242                63,490
appointment of Deloitte &
Touche as the Company's
auditors

         (d)      N/A

                                ITEM 6 - EXHIBITS


The following exhibits are filed as part of this report:

         (10)     Material Contracts-Executive Compensation Plans and
                  Arrangements

                  (a)      Supplemental Executive Retirement Plan

         (27)     Financial Data Schedule (for SEC purposes)

                                   SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, Springs Industries, Inc. has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SPRINGS INDUSTRIES, INC.



                                               By:  /s/ James F. Zahrn
                                                 -----------------------------
                                                  James F. Zahrn
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Duly Authorized Officer and
                                                  Principal Financial Officer)


DATED:  May 12, 1997

                                  EXHIBIT INDEX


Item                                                                        Page Number
----                                                                        -----------
(10)(a)  Supplemental Executive Retirement Plan as approved by the Board of        14
         Directors on October 19, 1996, filed herewith (9 pages)


(27)     Financial Data Schedule (for SEC purposes)                                23