Form 10-Q
period 1997-06-28
SPRINGS INDUSTRIES INC
filed 1997-08-12
CIK 93102

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                          ----------------------------

                                 F O R M  10-Q

For the Quarter Ended June 28, 1997               Commission File Number 1-5315


                          ----------------------------

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

Yes   X    No
   -------   -------
                          ----------------------------

As of August 5, 1997, there were 12,823,662 shares of Class A Common Stock and 7,337,021 shares of Class B Common Stock of Springs Industries, Inc. outstanding.

                          ----------------------------

There are 14 pages in the sequentially numbered, manually signed original of this report.

                                Page 1 of 14
                      The Index to Exhibits is on Page 13

                       TABLE OF CONTENTS TO FORM 10-Q



PART I - FINANCIAL INFORMATION


ITEM                                                                                   PAGE
----                                                                                   ----
1.               FINANCIAL STATEMENTS                                                    3

2.               MANAGEMENT'S DISCUSSION AND ANALYSIS OF                                 9
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

                                     PART I
                         ITEM I - FINANCIAL STATEMENTS

SPRINGS INDUSTRIES, INC.
Consolidated Statement of Operations
and Retained Earnings
(In thousands except per share data)
(Unaudited)

                                         THIRTEEN WEEKS ENDED        TWENTY-SIX WEEKS ENDED
                                       ------------------------     ------------------------
                                         JUNE 28,      JUNE 29,      JUNE 28,      JUNE 29,
                                           1997          1996          1997          1996
                                       ----------     ---------     ----------    ----------
OPERATIONS
  Net sales   . . . . . . . . . . . . .  $ 528,931    $ 540,243   $1,071,940      $1,119,583
  Cost and expenses:
    Cost of goods sold  . . . . . . . .    430,828      439,223      877,585         916,978
    Selling, general and
      administrative expenses . . . . .     68,435       69,809      139,467         144,308
    Restructuring and
      realignment expenses  . . . . . .      2,221       30,424        4,984          30,424
    Interest expense  . . . . . . . . .      4,705        5,538        9,226          13,372
    Other (income) expense  . . . . . .        300      (42,542)         151         (43,481)
                                         ---------    ---------   ----------      ----------
      Total . . . . . . . . . . . . . .    506,489      502,452    1,031,413       1,061,601
                                         ---------    ---------   ----------      ----------

  Income before income taxes and
    extraordinary item  . . . . . . . .     22,442       37,791       40,527          57,982

  Income tax provision (benefit)  . . .      7,315       (5,193)      14,189           2,692
                                         ---------    ---------   ----------      ----------

    Income before extraordinary item. .     15,127       42,984       26,338          55,290

  Extraordinary item:
    Loss on extinguishment of debt,
      net of income tax benefit of
      $2,176  . . . . . . . . . . . . .          -        3,552            -           3,552
                                         ---------    ---------   ----------      ----------

    Net income  . . . . . . . . . . . .  $  15,127    $  39,432   $   26,338      $   51,738
                                         =========    =========   ==========      ==========

  Per share:
    Income before extraordinary item  .  $     .73    $    2.10   $     1.28      $     2.70
    Extraordinary loss from
      extinguishment of debt  . . . . .          -         (.17)           -            (.17)
                                         ---------    ---------   ----------      ----------
    Net income  . . . . . . . . . . . .  $     .73    $    1.93   $     1.28      $     2.53
                                         =========    =========   ==========      ==========

  Cash dividends declared:
    Class A shares  . . . . . . . . . .  $     .33    $     .33   $      .66      $      .66
                                         =========    =========   ==========      ==========
    Class B shares  . . . . . . . . . .  $     .30    $     .30   $      .60      $      .60
                                         =========    =========   ==========      ==========

  Weighted average shares of
    common stock  . . . . . . . . . . .                               20,518          20,441
                                                                  ==========      ==========

RETAINED EARNINGS
  Retained earnings at beginning
    of period . . . . . . . . . . . . .  $ 680,309    $ 622,236   $  675,533      $  616,347
  Net income  . . . . . . . . . . . . .     15,127       39,432       26,338          51,738
  Cash dividends declared . . . . . . .     (6,436)      (6,429)     (12,871)        (12,846)
                                         ---------    ---------   ----------      ----------
  Retained earnings at end of
    period  . . . . . . . . . . . . . .  $ 689,000    $ 655,239   $  689,000      $  655,239
                                         =========    =========   ==========      ==========

See Notes to Condensed Consolidated Financial Statements.

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Balance Sheet
(In thousands except share data)
(Unaudited)

                                                                    JUNE 28,               DECEMBER 28,
                                                                      1997                     1996
                                                                   ----------              -----------
ASSETS
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . .          $      673               $   30,719
  Accounts receivable . . . . . . . . . . . . . . . . . .             326,393                  350,830
  Inventories . . . . . . . . . . . . . . . . . . . . . .             411,193                  370,896
  Other . . . . . . . . . . . . . . . . . . . . . . . . .              45,675                   37,177
                                                                   ----------               ----------
    Total current assets  . . . . . . . . . . . . . . . .             783,934                  789,622
                                                                   ----------               ----------

Property, plant and equipment . . . . . . . . . . . . . .           1,346,467                1,320,400
  Accumulated depreciation  . . . . . . . . . . . . . . .            (816,159)                (785,836)
                                                                   ----------               ----------
    Property, net . . . . . . . . . . . . . . . . . . . .             530,308                  534,564
                                                                   ----------               ----------
Other assets  . . . . . . . . . . . . . . . . . . . . . .              82,809                   73,770
                                                                   ----------               ----------
    Total . . . . . . . . . . . . . . . . . . . . . . . .          $1,397,051               $1,397,956
                                                                   ==========               ==========
LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term borrowings . . . . . . . . . . . . . . . . .          $   10,600               $        -
  Current maturities of long-term debt  . . . . . . . . .               6,773                    6,921
  Accounts payable  . . . . . . . . . . . . . . . . . . .              87,675                  103,841
  Other accrued liabilities . . . . . . . . . . . . . . .             133,636                  141,727
                                                                   ----------               ----------
    Total current liabilities . . . . . . . . . . . . . .             238,684                  252,489
                                                                   ----------               ----------
Noncurrent liabilities:
  Long-term debt  . . . . . . . . . . . . . . . . . . . .             177,022                  177,640
  Accrued benefits and deferred
   compensation . . . . . . . . . . . . . . . . . . . . .             163,464                  160,535
  Deferred income taxes and other deferred
   credits  . . . . . . . . . . . . . . . . . . . . . . .              22,458                   26,513
                                                                   ----------               ----------
    Total noncurrent liabilities  . . . . . . . . . . . .             362,944                  364,688
                                                                   ----------               ----------
Shareowners' equity:
  Class A common stock- $.25 par value
    (12,924,601 and 12,746,374 shares
    issued in 1997 and 1996, respectively)  . . . . . . .               3,231                    3,187
  Class B common stock- $.25 par value
    (7,337,021 and 7,508,579 shares issued
    in 1997 and 1996, respectively) . . . . . . . . . . .               1,834                    1,877
  Additional paid-in capital  . . . . . . . . . . . . . .             110,617                  110,352
  Retained earnings . . . . . . . . . . . . . . . . . . .             689,000                  675,533
  Cost of Class A shares in treasury
    (103,179 and 106,739 shares
    in 1997 and 1996, respectively) . . . . . . . . . . .              (2,316)                  (2,378)
  Currency translation adjustment and other . . . . . . .              (6,943)                  (7,792)
                                                                   ----------               ----------
    Total shareowners' equity . . . . . . . . . . . . . .             795,423                  780,779
                                                                   ----------               ----------
    Total . . . . . . . . . . . . . . . . . . . . . . . .          $1,397,051               $1,397,956
                                                                   ==========               ==========

See Notes to Condensed Consolidated Financial Statements.

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)


                                                                                     TWENTY-SIX WEEKS ENDED
                                                                               --------------------------------
                                                                               JUNE 28,               JUNE 29,
                                                                                 1997                   1996
                                                                              ----------             ---------
  Operating activities:
    Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .          $ 26,338              $  51,738
    Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
     Depreciation and amortization  . . . . . . . . . . . . . . . . .            44,954                 50,042
     Gain on sale of businesses . . . . . . . . . . . . . . . . . . .                 -                (49,896)
     Provision for restructuring costs  . . . . . . . . . . . . . . .                 -                 30,375
     (Gain) loss on disposal of property, plant
      and equipment . . . . . . . . . . . . . . . . . . . . . . . . .              (329)                 6,241
     Extraordinary loss on extinguishment of
      debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 -                  5,728
     Changes in operating assets and liabilities,
      net of effects of business acquisitions and
      sale of businesses  . . . . . . . . . . . . . . . . . . . . . .           (34,053)               (56,856)
     Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . .            (4,925)                (3,100)
                                                                               --------              ---------
        Net cash provided by operating activities.  . . . . . . . . .            31,985                 34,272
                                                                               --------              ---------
  Investing activities:
    Purchases of property, plant and
      equipment . . . . . . . . . . . . . . . . . . . . . . . . . . .           (39,796)               (35,510)
    Business acquisitions . . . . . . . . . . . . . . . . . . . . . .            (6,429)                (1,900)
    Proceeds from sales of businesses and other
      assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               913                194,749
    Other, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .            (6,789)                     -
                                                                               --------              ---------
        Net cash provided (used) by investing
         activities . . . . . . . . . . . . . . . . . . . . . . . . .           (52,101)               157,339
                                                                               --------              ---------
  Financing activities:
    Proceeds (repayments) of short-term borrowings, net . . . . . . .            10,600                (21,900)
    Proceeds from long-term borrowings  . . . . . . . . . . . . . . .                 -                  2,261
    Repayment of long-term debt . . . . . . . . . . . . . . . . . . .            (1,235)               (76,120)
    Cash dividends paid . . . . . . . . . . . . . . . . . . . . . . .           (19,295)               (19,263)
                                                                               --------              ---------
        Net cash used by financing activities . . . . . . . . . . . .            (9,930)              (115,022)
                                                                               --------              ---------
  Increase (decrease) in cash and cash
   equivalents  . . . . . . . . . . . . . . . . . . . . . . . . . . .          $(30,046)             $  76,589
                                                                               ========              =========



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

2.  Inventory:

    Inventories are summarized as follows (in thousands):

                                                              June 28,          Dec. 28,
                                                                1997              1996
                                                             ---------         ---------
    Standard cost (which approximates
    average cost) or average cost:
     Finished goods   . . . . . . . . . . . . . . . . . . .  $ 278,571         $ 242,650
     In process . . . . . . . . . . . . . . . . . . . . . .    192,832           185,307
     Raw materials and supplies   . . . . . . . . . . . . .     60,960            67,925
                                                             ---------         ---------
                                                               532,363           495,882
    Less LIFO reserve   . . . . . . . . . . . . . . . . . .   (121,170)         (124,986)
                                                             ---------         ---------
     Total  . . . . . . . . . . . . . . . . . . . . . . . .  $ 411,193         $ 370,896
                                                             =========         =========

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

5.  Divestiture:

    On April 17, 1996, the Company sold Clark-Schwebel, Inc., a business in the specialty fabrics segment, for $193 million in cash. A gain of $50.1 million was included in other (income) expense for the second quarter of 1996. Through the date of sale, Clark-Schwebel, Inc. had 1996 sales of $68.9 million and earnings before interest expense and taxes of $11.3 million. During the five years ended in 1995, Clark-Schwebel's average contribution was 13 percent of Springs' sales and 9 percent of its earnings before interest expense and taxes.

6.  Restructuring and Realignment Costs:

    During the second quarter of 1996, the Company adopted a plan to consolidate and realign its fabric manufacturing operations. In connection with this plan, the Company closed three fabric manufacturing plants, added production in other plants, and increased outside purchases of grey fabric. A pretax restructuring charge of $30.4 million was recorded during the second quarter of 1996, which included a $16.3 million write-off of plant and equipment, a $6.6 million accrual for anticipated severance expense arising from the elimination of approximately 850 positions, and a $7.5 million accrual for certain other anticipated expenses associated with the plan.

    Through June 28, 1997, the Company has recorded cash expenditures of approximately $3.5 million against the severance expense accrual and $4.3 million against the accrual for certain other expenses associated with the plan. In addition, through June 28, 1997, the Company has incurred expenses of $8.5 million, including $2.2 million during the second quarter, for equipment relocation and other realignment expenses and has made capital investments of $3.9 million related to the plan.

7.  Impact of Recently Issued Accounting Standards:

    In February of 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted for both interim and year-end financial statements ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The Company does not expect Statement 128 to have a material effect on its financial statements.

8.  Other:

    The second quarter 1996 results also included an extraordinary charge of $3.5 million, net of an income tax benefit of $2.2 million, incurred as a result of the early extinguishment of $68.7 million of senior notes payable. The notes had an effective interest rate of 10 percent.

    Also included in other (income) expense in the second quarter of 1996 were asset write-downs totaling approximately $5 million.

9.  Legal and Environmental:

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

                 ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

During the second quarter of 1996, the Company adopted a plan to consolidate and realign its fabric manufacturing operations. In connection with this plan, the Company closed three fabric manufacturing plants, added production in other plants, and increased outside purchases of grey fabric. A pretax restructuring charge of $30.4 million was recorded during the second quarter of 1996, which included a $16.3 million write-off of plant and equipment, a $6.6 million accrual for anticipated severance expense arising from the elimination of approximately 850 positions, and a $7.5 million accrual for certain other anticipated expenses associated with the plan.

Through June 28, 1997, the Company has recorded cash expenditures of approximately $3.5 million against the severance expense accrual and $4.3 million against the accrual for certain other expenses associated with the plan. In addition, through June 28, 1997, the Company has incurred expenses of $8.5 million, including $2.2 million during the second quarter, for equipment relocation and other realignment expenses and has made capital investments of $3.9 million related to the plan. Over the next 30 months, Springs plans to make future capital investments of $13.4 million and incur future expenses of approximately $14.6 million for equipment relocation and other realignment costs which do not qualify as "exit costs."

On April 17, 1996, the Company sold Clark-Schwebel, Inc., a business in the specialty fabrics segment, for $193 million in cash. A gain of $50.1 million was included in other (income) expense for the second quarter of 1996. Through the date of sale, Clark-Schwebel, Inc. had 1996 sales of $68.9 million and earnings before interest expense and taxes of $11.3 million. During the five years ended in 1995, Clark-Schwebel's average contribution was 13 percent of Springs' sales and 9 percent of its earnings before interest expense and taxes.

RESULTS OF OPERATIONS

Sales

Net sales for the second quarter of 1997 were $528.9 million, down 2 percent from the second quarter of 1996. Excluding the results of Clark-Schwebel, Inc., net sales for the quarter approximated last year's. The home furnishings segment produced a second-quarter net sales increase of 2 percent. Second-quarter net sales for the specialty fabrics segment were 20 percent lower than a year ago due to weak market demand for certain products of the segment and due to the sale of Clark-Schwebel, Inc.

Year-to-date net sales were $1,071.9 million, down 4 percent compared to the first six months of 1996. Adjusting for the sale of Clark-Schwebel, Inc., net sales for the first six months of 1997 were 2 percent higher than during the first half of 1996. Home furnishings' year-to-date sales were 4 percent higher compared to those of the first six months of 1996. Year-to-date net sales for the specialty fabrics segment were 34 percent lower than a year ago due to weak market demand for certain products of the segment and due to the sale of Clark-Schwebel, Inc.

Earnings

Net income for the second quarter of 1997 was $15.1 million, or $.73 per share, after the effect of realignment expenses associated with the Company's restructuring of its fabric manufacturing operations announced in June of 1996. Net income for the second quarter of 1996 was $39.4 million, or $1.93 per share, and included a gain on the sale of Clark-Schwebel, Inc. of $50.1 million, or $2.45 per share, and a restructuring charge and other write-offs which reduced net income by $26.6 million, or $1.30 per share. Without these unusual items, net income for the second quarter of 1997 would have been $16.5 million, or $.80 per share, compared to $15.9 million, or $.78 per share, for the second quarter of 1996. The home furnishings segment achieved a significant increase in operating earnings compared to last year. On a comparable basis, without the restructuring and realignment expenses, operating earnings for the home furnishings segment increased by more than 25 percent over the prior year. Operating earnings for the specialty fabrics segment declined precipitously compared to the second quarter of 1996. Weak market demand affecting certain portions of the specialty fabrics segment, along with certain recent customer bankruptcy filings, contributed to the decline.

Earnings for the six months ended June 28, 1997, were $26.3 million, or $1.28 per share, compared to $51.7 million, or $2.53 per share, for the first six months of 1996. Excluding the aforementioned unusual items, net income for the six months ended June 28, 1997 would have been $29.4 million, or $1.43 per share, compared to $28.2 million, or $1.38 per share, for the six months ended June 29, 1996. In the home furnishings segment, earnings were higher than a year ago due to improved volume and margin expansion in bed, bath and window fashions. Year-to-date operating earnings for the specialty fabrics segment were lower than the prior year due to weak market demand for certain portions of its business, certain recent customer bankruptcy filings, and the sale of Clark-Schwebel, Inc., in April of 1996.

CAPITAL RESOURCES AND LIQUIDITY

A normal seasonal increase in working capital since year-end resulted in increased short-term borrowings. Management expects to spend more than $60 million on capital expenditures during the last six months of 1997. These investments will focus on manufacturing equipment, distribution facilities and information systems. Management expects that cash flow from operations and borrowings from commercial paper and committed short-term bank lines will adequately provide for the Company's 1997 operating cash needs.

The second quarter of 1996 results included an extraordinary charge of $3.5 million, net of an income tax benefit of $2.2 million, as a result of a commitment to extinguish $68.7 million of senior notes payable on July 1, 1996. The notes had an effective interest rate of 10 percent.

OTHER

Certain prior year amounts have been reclassified to conform with the 1997 presentation, including classification in net sales of certain promotional costs which were previously included in selling, general and administrative expenses.

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




DATED:  August 11, 1997

                                 EXHIBIT INDEX


Item                                                                 Page
----                                                                 ----
(27)    Financial Data Schedule (for SEC purposes)                   14