Form 10-Q
period 1997-09-27
SPRINGS INDUSTRIES INC
filed 1997-11-10
CIK 93102

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------


                                    FORM 10-Q

For the Quarter Ended September 27, 1997          Commission File Number 1-5315



                             -----------------------



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




As of November 3, 1997, there were 12,890,251 shares of Class A Common Stock and 7,271,021 shares of Class B Common Stock of Springs Industries, Inc. outstanding.



There are 19 pages in the sequentially numbered, manually signed original of this report.


                                  Page 1 of 19
                       The Index to Exhibits is on Page 14

                         TABLE OF CONTENTS TO FORM 10-Q



PART I - FINANCIAL INFORMATION

ITEM                                                                      PAGE
----                                                                      ----

1.                FINANCIAL STATEMENTS                                       3

2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF                    9
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS



PART II - OTHER INFORMATION


ITEM                                                                      PAGE
----                                                                      ----
6.                EXHIBITS                                                  12


SIGNATURES                                                                  13


EXHIBIT INDEX                                                               14

                                     PART I
                         ITEM 1. - FINANCIAL STATEMENTS


SPRINGS INDUSTRIES, INC.
Consolidated Statement of Operations
and Retained Earnings
(In thousands except per share data)
(Unaudited)

                                         THIRTEEN WEEKS ENDED     THIRTY-NINE WEEKS ENDED
                                       ------------------------  ---------------------------
                                        SEPT. 27,    SEPT. 28,     SEPT. 27,      SEPT. 28,
                                          1997         1996          1997           1996
                                       ----------   ---------    -----------    -----------
OPERATIONS
  Net sales ........................   $ 579,236    $ 562,900    $ 1,651,176    $ 1,682,483
  Cost and expenses:
    Cost of goods sold .............     470,802      455,668      1,348,387      1,372,646
    Selling, general and
      administrative expenses ......      67,767       69,335        207,234        213,643
    Restructuring and
      realignment expenses .........       2,329          309          7,313         30,733
    Interest expense ...............       4,615        4,492         13,841         17,864
    Other (income) expense .........      (7,169)      (2,024)        (7,018)       (45,505)
                                       ---------    ---------    -----------    -----------
      Total ........................     538,344      527,780      1,569,757      1,589,381
                                       ---------    ---------    -----------    -----------
  Income before income taxes and
    extraordinary item .............      40,892       35,120         81,419         93,102
  Income tax provision .............      13,493       12,503         27,682         15,195
                                       ---------    ---------    -----------    -----------
    Income before extraordinary item      27,399       22,617         53,737         77,907
  Extraordinary item:
    Loss on extinguishment of debt,
      net of income tax benefit of
      $2,176 .......................        --           --             --            3,552
                                       ---------    ---------    -----------    -----------
    Net income .....................   $  27,399    $  22,617    $    53,737    $    74,355
                                       =========    =========    ===========    ===========
  Per share:
    Income before extraordinary item   $    1.34    $    1.11    $      2.62    $      3.81
    Extraordinary loss from
      extinguishment of debt .......        --           --             --             (.17)
                                       ---------    ---------    -----------    -----------
    Net income .....................   $    1.34    $    1.11    $      2.62    $      3.64
                                       =========    =========    ===========    ===========
  Cash dividends declared:
    Class A shares .................   $     .33    $     .33    $       .99    $       .99
                                       =========    =========    ===========    ===========
    Class B shares .................   $     .30    $     .30    $       .90    $       .90
                                       =========    =========    ===========    ===========
  Weighted average shares of
    common stock ...................                                  20,537         20,453
                                                                 ===========    ===========

RETAINED EARNINGS
  Retained earnings at beginning
    of period ......................   $ 689,000    $ 655,239    $   675,533    $   616,347
  Net income .......................      27,399       22,617         53,737         74,355
  Cash dividends declared ..........      (6,438)      (6,425)       (19,309)       (19,271)
                                       ---------    ---------    -----------    -----------
  Retained earnings at end of
    period .........................   $ 709,961    $ 671,431    $   709,961    $   671,431
                                       =========    =========    ===========    ===========


See Notes to Condensed Consolidated Financial Statements.

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Balance Sheet
(In thousands except share data)
(Unaudited)


                                                SEPT. 27,    DECEMBER 28,
                                                  1997           1996
                                              -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents ...............   $       680    $    30,719
  Accounts receivable .....................       363,687        350,830
  Inventories .............................       401,304        370,896
  Other ...................................        42,151         37,177
                                              -----------    -----------
    Total current assets ..................       807,822        789,622
                                              -----------    -----------

Property, plant and equipment .............     1,350,435      1,320,400
  Accumulated depreciation ................      (815,806)      (785,836)
                                              -----------    -----------
    Property, plant and equipment, net ....       534,629        534,564
                                              -----------    -----------
Other assets ..............................        83,462         73,770
                                              -----------    -----------
    Total .................................   $ 1,425,913    $ 1,397,956
                                              ===========    ===========
LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term borrowings ...................   $    18,850    $      --
  Current maturities of long-term debt ....         9,626          6,921
  Accounts payable ........................        75,853        103,841
  Other accrued liabilities ...............       147,493        141,727
                                              -----------    -----------
    Total current liabilities .............       251,822        252,489
                                              -----------    -----------
Noncurrent liabilities:
  Long-term debt ..........................       168,835        177,640
  Accrued benefits and deferred
   compensation ...........................       168,182        160,535
  Deferred income taxes and other deferred
   credits ................................        20,589         26,513
                                              -----------    -----------
    Total noncurrent liabilities ..........       357,606        364,688
                                              -----------    -----------

Shareowners' equity:

  Class A common stock- $.25 par value
    (12,991,492 and 12,746,374 shares
    issued in 1997 and 1996, respectively)          3,248          3,187
  Class B common stock- $.25 par value
    (7,271,021 and 7,508,579 shares issued
    in 1997 and 1996, respectively) .......         1,818          1,877
  Additional paid-in capital ..............       110,769        110,352
  Retained earnings .......................       709,961        675,533
  Cost of Class A shares in treasury
    (101,477 and 106,739 shares
    in 1997 and 1996, respectively) .......        (2,283)        (2,378)
  Currency translation adjustment and other        (7,028)        (7,792)
                                              -----------    -----------
    Total shareowners' equity .............       816,485        780,779
                                              -----------    -----------
    Total .................................   $ 1,425,913    $ 1,397,956
                                              ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

                                                  THIRTY-NINE WEEKS ENDED
                                                  -----------------------
                                                   SEPT. 27,   SEPT. 28,
                                                     1997        1996
                                                   ---------   ---------
Operating activities:
  Net income ...................................   $ 53,737    $  74,355
  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation and amortization ...............     65,794       70,966
   Gain on sale of businesses and other
    investments ................................     (6,587)     (49,896)
   Provision for restructuring costs ...........       --         30,375
   (Gain) loss on disposal of property, plant
    and equipment ..............................       (695)       5,997
   Extraordinary loss on extinguishment of
    debt .......................................       --          5,728
   Changes in operating assets and liabilities,
    net of effects of business acquisitions and
    sale of businesses .........................    (56,974)     (57,589)
   Other, net ..................................     (2,834)        (808)
                                                   --------    ---------
      Net cash provided by operating activities      52,441       79,128
                                                   --------    ---------

Investing activities:
  Purchases of property, plant and
    equipment ..................................    (64,943)     (50,669)
  Business acquisitions ........................     (6,429)      (1,900)
  Notes receivable funded ......................    (14,000)        --
  Principal collected on notes receivable ......      2,638         --
  Proceeds from sales of businesses and other
    assets .....................................      1,693      194,822
  Proceeds from sale of investment .............     12,017         --
                                                   --------    ---------
      Net cash provided (used) by investing
       activities ..............................    (69,024)     142,253
                                                   --------    ---------
Financing activities:
  Proceeds (repayments) of short-term
    borrowings net .............................     18,850      (21,900)
  Proceeds from long-term borrowings ...........       --          2,261
  Repayment of long-term debt ..................     (6,573)    (161,336)
  Cash dividends paid ..........................    (25,733)     (25,688)
                                                   --------    ---------
      Net cash used by financing activities ....    (13,456)    (206,663)
                                                   --------    ---------
Increase (decrease) in cash and cash
 equivalents ...................................   $(30,039)   $  14,718
                                                   ========    =========



See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Significant Accounting Policies:

         The accompanying condensed consolidated financial statements should be read in conjunction with the financial statements presented in the Springs Industries, Inc. ("Springs" or the "Company") 1996 Annual Report on Form 10-K.

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

2.       Inventories:

         Inventories are summarized as follows (in thousands):

                                                                   Sept. 27,      Dec. 28,
                                                                     1997           1996
                                                                   ----------    ----------
 Standard cost (which approximates average cost) or average cost:
  Finished goods ................................................   $ 266,258    $ 242,650
  In process ....................................................     196,104      185,307
  Raw materials and supplies ....................................      59,916       67,925
                                                                    ---------    ---------
                                                                      522,278      495,882
 Less LIFO reserve ..............................................    (120,974)    (124,986)
                                                                    ---------    ---------
  Total .........................................................   $ 401,304    $ 370,896
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

5.       Divestiture:

         On April 17, 1996, the Company sold Clark-Schwebel, Inc., a business formerly included in the specialty fabrics segment, for $193 million in cash. A gain of $50.1 million was included in other (income) expense for the nine months ended September 28, 1996. Through the date of sale, Clark-Schwebel, Inc. had 1996 sales of $68.9 million and earnings before interest expense and taxes of $11.3 million. During the five years ended in 1995, Clark-Schwebel's average contribution was 13 percent of Springs' sales and 9 percent of its earnings before interest expense and taxes.

6.       Restructuring and Realignment Costs:

         During the second quarter of 1996, the Company adopted a plan to consolidate and realign its fabric manufacturing operations. In connection with this plan, the Company closed three fabric manufacturing plants, added production in other plants, and increased outside purchases of grey fabric. A pretax restructuring charge of $30.4 million was recorded during the second quarter of 1996 which included a $16.3 million write-off of plant and equipment, a $6.6 million accrual for anticipated severance expense arising from the elimination of approximately 850 positions, and a $7.5 million accrual for certain other anticipated expenses associated with the plan.

         Through September 27, 1997, the Company has recorded cash expenditures of approximately $3.8 million against the severance accrual and $4.6 million against the accrual for certain other expenses associated with the plan. The severance accrual was also reduced by $0.2 million during the third quarter of 1997. A decrease of $2.0 million, due to a lower-than-expected average cost per associate, was offset substantially by an increase of $1.8 million arising from the elimination of approximately 320 positions at other manufacturing facilities. In addition, through September 27, 1997, the Company has incurred expenses of $11.1 million, including $2.5 million during the third quarter, for equipment relocation and other realignment expenses and has made capital investments of $4.4 million related to the plan.

7.       Impact of Recently Issued Accounting Standards:

         In February of 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted for both interim and year-end financial statements ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The Company does not expect Statement No. 128 to have a material effect on its financial statements.

8.       Other:

         Included in other (income) expense for the third quarter and first nine months of 1997 was a $6.6 million gain on the sale of an investment. Other (income) expense for the nine months ended September 28, 1996, included a gain of $50.1 million on the sale of Clark-Schwebel, Inc. and asset write-downs totaling approximately $5.5 million.

         Certain Company information systems will require modification or replacement over the next three years in order to render these systems compliant with the year 2000. Information systems that will be affected by the year 2000 issue have been identified, and the Company is developing and implementing plans to ensure compliance by the year 2000. The Company is in the process of estimating the financial impact of its millennium solution.

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

10.      Subsequent Event:

         In October of 1997, the Company's Board of Directors approved the purchase of up to 2 million shares of the Company's Class A common stock. Management was authorized to begin buying the shares in the open market and in private transactions.

                 ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS


RESULTS OF OPERATIONS

Sales

Net sales for the third quarter of 1997 were $579.2 million, up 3 percent from the third quarter of 1996. The home furnishings segment produced a third-quarter net sales increase of 3 percent. Third-quarter net sales for the specialty fabrics segment were up 2 percent compared to 1996.

Year-to-date net sales were $1,651.2 million, down 2 percent compared to the first nine months of 1996 due to the sale of Clark-Schwebel, Inc. Year-to- date sales of home furnishings were 4 percent higher than during the first nine months of 1996. Year-to-date net sales for the specialty fabrics segment were 26 percent lower than a year ago due to continued weak market demand and the 1996 divestiture of Clark-Schwebel, Inc.

Earnings

Net income for the third quarter of 1997 was $27.4 million, or $1.34 per share, after the effect of realignment expenses associated with the Company's restructuring of its fabric manufacturing operations announced in June of 1996 and a $6.6 million pretax gain on the sale of an investment. Without these unusual items, net income for the third quarter of 1997 would have been $24.8 million, or $1.21 per share, compared to $22.8 million, or $1.11 per share, for the third quarter of 1996. The Company has continued its efforts to expand margins in its home furnishings business with a focus on improving operating efficiency. The home furnishings segment achieved a 10 percent increase in operating earnings compared to last year. Excluding realignment expenses, operating earnings for the home furnishings segment increased approximately 16 percent over the third quarter of 1996. Operating earnings for the specialty fabrics segment were significantly lower compared to the third quarter of 1996. Weak market demand affecting certain portions of the specialty fabrics segment contributed to the decline.

Earnings for the nine months ended September 27, 1997, were $53.7 million, or $2.62 per share, compared to $74.4 million, or $3.64 per share, for the first nine months of 1996. Year-to-date net income for 1997 included restructuring and realignment charges of $7.3 million and a $6.6 million gain on the sale of an investment. In 1996, earnings for the first nine months included restructuring and realignment charges of $30.7 million, a $50.1 million gain on the sale of Clark-Schwebel, Inc., asset write-downs totaling approximately $5.5 million, and a $5.7 million extraordinary loss on the early extinguishment of debt. Excluding these unusual items, net income for the nine months ended September 27, 1997 would have been $54.2 million, or $2.64 per share, compared to $51.0 million, or $2.49 per share, for the nine months ended September 28, 1996. In the home furnishings segment, earnings were higher than a year ago due to improved volume and margin expansion in bed and bath. Year-to-date operating earnings for the specialty fabrics segment were significantly lower than in the prior year due to continued weak market demand for certain portions of its business and the sale of Clark-Schwebel, Inc. in April of 1996.

CAPITAL RESOURCES AND LIQUIDITY

As of September 27, 1997, the Company's debt, net of cash, represented 23.1% of total capital. This compares to 21.7% at December 28, 1996. A seasonal increase in accounts receivable and inventory resulted in increased short-term borrowings. On August 11, 1997, the Company renewed for one year its $100 million long-term loan facility, dated August 12, 1996, which may be used to refinance existing debt and for general corporate purposes. Management expects to spend approximately $30 million on capital expenditures during the fourth quarter of 1997. These investments will focus on manufacturing equipment, distribution facilities and information systems.

In October of 1997 the Company's Board of Directors approved the purchase of up to 2 million shares of the Company's Class A common stock. Management was authorized to begin buying the shares in the open market and in private transactions. Management expects that cash from operations and borrowings from commercial paper and committed short-term bank lines will adequately provide for the remainder of the Company's 1997 operating cash needs and for the Company's 1997 repurchase of shares.


OTHER

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

Through September 27, 1997, the Company has recorded cash expenditures of approximately $3.8 million against the severance expense accrual and $4.6 million against the accrual for certain other expenses associated with the plan. The severance accrual was also reduced by $0.2 million during the third quarter of 1997. A decrease of $2.0 million, due to a lower-than-expected average cost per associate, was offset substantially by an increase of $1.8 million arising from the elimination of approximately 320 positions at other manufacturing facilities. In addition, through September 27, 1997, the Company has incurred expenses of $11.1 million, including $2.5 million during the third quarter, for equipment relocation and other realignment expenses and has made capital investments of $4.4 million related to the plan. Over the next 27 months, Springs plans to make future capital investments of $12.9 million and incur future expenses of approximately $12.0 million for equipment relocation and other realignment costs which do not qualify as "exit costs."

On April 17, 1996, the Company sold Clark-Schwebel, Inc., a business formerly included in the specialty fabrics segment, for $193 million in cash. A gain of $50.1 million was included in other (income) expense for the nine months ended September 28, 1996. Through the date of sale, Clark-Schwebel, Inc. had 1996 sales of $68.9 million and earnings before interest expense and taxes of $11.3 million. During the five years ended in 1995, Clark-Schwebel's average contribution was 13 percent of Springs' sales and 9 percent of its earnings before interest expense and taxes.

Certain prior year amounts have been reclassified to conform with the 1997 presentation, including classification in net sales of certain promotional costs which were previously included in selling, general and administrative expenses.

Certain Company information systems will require modification or replacement over the next three years in order to render these systems compliant with the year 2000. Information systems that will be affected by the year 2000 issue have been identified, and the Company is developing and implementing plans to ensure compliance by the year 2000. The Company is in the process of estimating the financial impact of its millennium solution.

This report contains or may contain forward-looking statements that reflect management's current assumptions and estimates of future performance and economic conditions. The Company cautions investors that any forward-looking statement is subject to risks and uncertainties that may cause actual results to vary significantly from those projected, stated, or implied by the forward-looking statement. Factors that could cause actual results to differ, in addition to those discussed in the Company's most recently filed 10-K, include the health of the retail economy, progress toward our cost reduction goals and our year 2000 compliance plans, and the success of efforts aimed at improving the operating performance of our specialty fabrics segment.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February of 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted for both interim and year-end financial statements ending after December 15, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The Company does not expect Statement No. 128 to have a material effect on its financial statements.

                               ITEM 6. - EXHIBITS



The following exhibits are filed as part of this report:

         (10)     Material Contracts

                  Second Amendment dated August 11, 1997, to $100,000,000 Wachovia Bank of Georgia, N.A., Term Loan Credit Agreement dated August 12, 1996

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




DATED:  November 10, 1997

                                  EXHIBIT INDEX




Item                                                                   Page
----                                                                   ----
(10)        Material Contracts
            Second Amendment dated August 11, 1997, to                  15
            $100,000,000 Wachovia Bank of Georgia, N.A., Term
            Loan Credit Agreement dated August 12, 1996
            (4 pages)

(27)        Financial Data Schedule (for SEC purposes)                  19
