Form 10-K405
period 1998-01-03
SPRINGS INDUSTRIES INC
filed 1998-03-27
CIK 93102

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

         [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended January 3, 1998

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
           Securities registered pursuant to Section 12(b) of the Act

                                                    Name of each exchange
                Title of each class                  on which registered
     ------------------------------------        ----------------------------
     Class A Common Stock; $.25 par value          New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act
                                      None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

Aggregate market value of Springs Industries, Inc. Common Stock, excluding treasury shares, held by nonaffiliates as of March 18, 1998, was $689,801,701.

As of March 18, 1998, there were 12,153,026 shares of Class A Common Stock and 7,270,921 shares of Class B Common Stock of Springs Industries, Inc. outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Specified Portions of Annual Report to Security Holders for Fiscal Year Ended January 3, 1998 (Parts I & II)

Specified Portions of Proxy Statement to Security Holders dated March 6, 1998 (Parts III & IV)

===============================================================================

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


ITEM
----
1.       BUSINESS

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


                                     PART II

5.       MARKET FOR REGISTRANT'S COMMON EQUITY
             AND RELATED STOCKHOLDER MATTERS

6.       SELECTED FINANCIAL DATA

7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     PART II


ITEM
----
8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

         The Company's operations are engaged principally, and, in recent years, increasingly, in the manufacturing, marketing and sale of packaged textile and nontextile home furnishing products, its home furnishings segment. The balance of the Company's operations are engaged in the manufacturing, marketing and sale of fabrics for apparel, consumer and industrial markets, its specialty fabrics segment. The operations of these segments are conducted by various divisions and subsidiaries.

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

         Home furnishings is the larger segment of Springs' business, with sales of $1.896 billion in 1997 and operating income of $110.6 million. The home furnishings segment manufactures, purchases for resale and markets home furnishings products, including sheets, pillowcases, bedspreads, comforters, infant and toddler bedding, towels, shower curtains, bath and accent rugs, other bath fashion accessories, knitted infant apparel, baby and healthcare products, juvenile novelties, drapery hardware and hard and soft decorative window furnishings.

         Springs' home furnishings products are sold primarily through its own sales force to retailers and are varied in design, styling and color to appeal to a broad spectrum of consumers. The Company's retail customers include department stores, specialty stores, national chains, mass merchandisers, and catalog operations. Springs also sells bed and bath products through distributors to institutional customers and directly to consumers through its 53 company owned outlet stores, and it also sells decorative window products directly to large-scale contractors and distributor/fabricators.

         The Company has a wholly-owned Canadian subsidiary that markets and distributes bedding and bath products in that country. A majority of the bedding products sold in Canada are purchased from a Canadian manufacturer. This subsidiary allows the Company to better serve Canadian home furnishings customers and to expand the Company's presence in the Canadian market.

         The Company acquired three home furnishings businesses during 1995. In May 1995, the Company purchased all of the outstanding stock of Dundee Mills, Incorporated, a manufacturer of towels, infant and toddler bedding, knitted infant apparel, and healthcare products, and the Company purchased substantially all of the assets of Dawson Home Fashions, Inc., a manufacturer of shower curtains and bath fashions accessories. In July 1995, the Company purchased from Apogee Enterprises, Inc., substantially all of the assets of its Nanik Window Coverings Group, a manufacturer of wood window blinds and interior shutters.

         During the second quarter of 1996, the Company adopted a plan to consolidate and realign its fabric manufacturing operations. In connection with this plan, the Company closed three fabric manufacturing plants, added production in other plants, and increased outside purchases of grey fabric. This consolidation and realignment primarily affected the home furnishings segment.

         Springs' specialty fabrics segment manufactures, finishes, purchases for resale and markets a wide variety of fabrics and, in 1997, generated sales of $329.9 million and operating income of $4.5 million. Specialty fabrics include finished fabrics for industrial, apparel and specialty end uses.

         More specifically, the specialty fabrics segment produces and markets finished fabrics in a broad range of colors, weights, fibers, finishes and printed designs and sells them principally to manufacturers of apparel and decorative home furnishings, and to retailers of home sewing fabrics. This segment also produces and sells protective and fire-retardant fabrics for industrial and commercial applications. The segment sells its products primarily through its own sales force. Sales are also made through distributors and agents.

         The Company has sold two of its specialty fabrics businesses since 1995. In December 1995, the Company sold the assets of its Intek office panel fabrics business for a cash payment of $13.2 million. In April 1996, the Company sold its Clark-Schwebel, Inc., subsidiary for $193 million in cash. During the five years ended in 1995, Clark-Schwebel, Inc.'s average contribution was 13 percent of Springs' sales and nine percent of its earnings before interest and taxes.

         On February 17, 1998, Springs adopted a plan to close the segment's Rock Hill Printing and Finishing Plant. Springs determined that the plant was not cost competitive and that modernization was not economically feasible. Springs will consolidate most of the plant's production into more modern finishing facilities operated by the home furnishings segment and use outside contractors for the balance of the production. The phase-down of the facility is expected to take four to five months. A pretax charge of $23 million will be recorded during the first quarter of 1998. The charge includes $11.3 million for write-offs of plant and equipment, $4.0 million for severance arising from the elimination of approximately 480 positions, and $7.7 million for certain other expenses associated with the closing of the facility. In addition, the Company expects to incur approximately $8 million for equipment relocation and other realignment expenses which do not qualify as "exit costs."

         Textile home furnishings products, consisting primarily of textile bedding, bath, and window-coverings products, represented 71.2%, 68.8%, and 61.7% of consolidated revenues for each of 1997, 1996, and 1995, respectively. No other product or class of products exceeded 10% of consolidated revenues for 1997, 1996, or 1995.

         Raw materials used by the Company include principally cotton and polyester fiber and purchased woven fabric. The Company also purchases other natural and manmade fibers, fiber glass and aramid yarns, finished knitted and non-woven fabrics, dyes and chemicals, aluminum, plastic, wood, and steel. Such raw materials are generally readily available; and, with the exception of certain aramid fibers and yarns (which are used by the specialty fabrics segment in some of its products), the Company is not dependent on any one supplier as a source for raw materials. Any shortage in the supply of cotton by reason of weather, disease or other factors, or significant increases in the price of cotton or polyester, however, could adversely affect the Company's results of operations.

         The Company considers its trademarks to be materially important to its business. The trademarks are protected, in part, through United States and foreign trademark registrations.

         The home furnishings segment sells bed and bath products under the Wamsutta(R), Springmaid(R), Performance(TM), and Dundee(R) brands, and decorative window products under the Graber(R), Bali(R), Nanik(R), FashionPleat(R), Maestro(TM) and CrystalPleat(R) brands. This segment also uses the Wabasso(R) and Texmade(R) brands on bed products sold in Canada.

         The home furnishings segment also uses certain licensed designs and trademarks which may be considered to be of material importance to this segment. These include a license agreement with each of Bill Blass, Ltd., and Liz Claiborne, Inc., and multiple license agreements with The Walt Disney Company. The Bill Blass license agreement has automatic renewal provisions if certain sales thresholds are met; the Liz Claiborne license agreement expires December 31, 1999, subject to certain renewal rights; and the Walt Disney license agreements expire at various future dates from 1998 to 2001. Home furnishing products are also sold under private brand names of certain customers.

         The specialty fabrics segment uses the Springmaid(R), Wamsutta(R), UltraSuede(R), UltraLeather(TM), Firegard(R), Firewear(R) and Synergy(R) brands on home sewing and other specialty fabrics.

         The Company's working capital requirements for 1997 were provided from operations and to a lesser extent from asset sales and short-term borrowings. Management expects that cash generated by operations and borrowings from committed bank lines and commercial paper will adequately provide for the Company's cash needs during 1998. Trade receivables are, in the main, collectible in 60 days or less.

         The home furnishings segment's top ten customers represent approximately 54% of the segment's sales; however, the segment's total customer base is very large. While the Company has no reason to believe that the segment will lose the business of any of the segment's largest customers, the loss of one or more of the largest accounts (or a material portion of any thereof) could have a material adverse effect upon the Company's business. Sales in the specialty fabrics segment are more dispersed, with its top ten customers accounting for only approximately 34% of the segment's sales. In 1997, sales to Wal-Mart Stores, Inc. were approximately 14% of Springs' total sales; no other single customer accounted for ten percent or more of Springs' total sales.

         The Company's unfilled order position at January 3, 1998, amounted to approximately $166 million. The unfilled order position at December 28, 1996, was approximately $178 million.

         The markets in which the principal products of the Company are sold are highly competitive as to price, quality, customer service and product design. The Company believes that it competes effectively in both segments with respect to these factors. In certain product categories competition is concentrated among several large domestic companies while in other product categories competition is much more dispersed among both larger and smaller companies.

         Springs is involved in certain administrative proceedings governed by environmental laws and regulations, including proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act. The potential costs to the Company related to all of these environmental matters are uncertain due to such factors as: the unknown magnitude of possible pollution and cleanup costs; the complexity and evolving nature of governmental laws and regulations and their interpretations; the timing, varying costs and effectiveness of alternative cleanup technologies; the determination of the Company's liability in proportion to other potentially responsible parties; and the extent, if any, to which such costs are recoverable from insurers or other parties.

         The Company has accrued an undiscounted liability of approximately $11 million, which represents management's best estimate of Springs' probable liability concerning all known environmental matters. Management believes the $11 million will be paid out over the next 10 years. This accrual has not been reduced by any potential insurance recovery to which the Company may be entitled regarding environmental matters.

         Approximately 19,500 associates were employed by Springs and its subsidiaries at the end of 1997. Of these associates, approximately 17,450 were employed in the home furnishings segment, approximately 1,425 in the specialty fabrics segment, and approximately 625 in corporate administrative and shared services functions.

         International sales of home furnishings and specialty fabric products are made through Springs' divisions and its subsidiaries. Sales outside of the United States accounted for approximately 6.9% of total sales in 1997 and 6.6% in each of 1996 and 1995. The bulk of Springs' sales outside of the United States are made in Canada by the home furnishings segment. During each of the last three years, less than 5% of the Company's assets have been located outside of the United States.

         Financial information for the home furnishings and specialty fabrics segments is incorporated by reference from the Springs Industries, Inc. 1997 Annual Report to Shareholders ("Annual Report") under the caption "Industry Segment Information," page 14.



ITEM 2.  PROPERTIES

         The Company owns its Executive Office Building and an additional office building in Fort Mill, South Carolina, and the 21-story Springs Building at 104 West 40th Street, New York City, New York. The Springs Building contains sales showrooms for the home furnishings segment's bed and bath fashions, and baby products businesses. The Springs Building also serves as the sales headquarters for the home furnishings segment's baby products business, and the specialty fabrics segment's Springfield and UltraFabrics Divisions. Part of the Springs Building is leased to other businesses.

         The Company leases offices in Charlotte, North Carolina, which are used by the bed and bath fashions business. This business and other divisions lease additional space in other cities for administration and sales offices, outlet stores and distribution centers.

         The Company also owns a customer service center located near Lancaster, South Carolina. This facility houses customer service operations, computer and data processing operations and accounting offices.

         Springs has forty-one manufacturing plants, including the Rock Hill Printing and Finishing Plant, which is scheduled to close by midyear Seventeen plants are grey fabric manufacturing plants; four are dyeing, printing and finishing plants; eleven are fabricating plants; five plants perform both dyeing, printing, finishing and fabricating operations; and four plants manufacture decorative window products. Of these plants, nineteen are in South Carolina, eleven in Georgia, two in each of North Carolina, Alabama, and Wisconsin, and one in each of California, Mississippi, Pennsylvania, Tennessee, and Nevada.

         The home furnishings segment uses thirty-four of these plants and the specialty fabrics segment uses four. The two segments share another three plants. All of the plants are owned by Springs and are unencumbered, except for four which are subject to mortgages and five which are leased either through industrial revenue bond financing or through other lease arrangements.

         Springs considers all plants to be well maintained and generally in good operating condition.


ITEM 3.  LEGAL PROCEEDINGS

         Information required by this Item is contained in Notes to Consolidated Financial Statements, Note 10. Other Matters, found on page 26 of the Annual Report and incorporated herein by reference.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None reportable.



         EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to Instruction #3 to Paragraph (b) of Item 401 of Regulation S-K, the following information is provided on the Company's Executive Officers.

                                               Position and Business
Name                       Age                       Experience
----                       ---                 ---------------------
Crandall C. Bowles         50       President and Chief Executive Officer
                                    (January 1998 to present). President and
                                    Chief Operating Officer (January 1997 to
                                    January 1998). Executive Vice President
                                    (April 1992 to January 1997). President -
                                    Bath Fashions Group (May 1995 to January
                                    1997). President - Textile Manufacturing
                                    Group (March 1993 to May 1995). Executive
                                    Vice President - Growth and Development
                                    (April 1992 to February 1993). Director
                                    (1978 to present).


C. Powers Dorsett          53       Senior Vice President - General Counsel and
                                    Secretary (February 1996 to present). Vice
                                    President - General Counsel and Secretary
                                    (February 1990 to January 1996).

William K. Easley          54       Senior Vice President (February
                                    1996 to present). President - Bedding
                                    Manufacturing (May 1995 to present).
                                    President - Performance Home Fashions
                                    Division, Home Furnishings Group (October
                                    1993 - May 1995). Senior Vice President Bed
                                    and Bath Group (August 1992 - October 1993).


Walter Y. Elisha           65       Chairman of the Board (October 1983 to
                                    present). Chief Executive Officer (1981
                                    through December 1997). President (December
                                    1989 to January 1997). Director (February
                                    1980 to present). Mr. Elisha is also a
                                    director of American Telephone & Telegraph
                                    Company, Carolina Power & Light Company,
                                    and Cummins Engine Company, Inc.


Samuel J. Ilardo           42       Treasurer (May 1995 to present). Assistant
                                    Treasurer (March 1994 to April 1995). Tax
                                    Director (November 1992 to February 1994).


Stephen P. Kelbley         55       Executive Vice President (September 1991 to
                                    present). President - Home Furnishings
                                    Operating Group (February 1998 to present).
                                    President - Diversified Home Products Group
                                    (January 1997 to February 1998). President -
                                    Diversified Products Group (May 1995 to
                                    January 1997). President - Specialty Fabrics
                                    Group (March 1994 to April 1995). Chief
                                    Financial Officer (September 1991 to March
                                    1994).



Charles M. Metzler         45       Vice President - Controller (February 1996
                                    to present). Controller - Springs Canada,
                                    Inc. (September 1992 to January 1996).

Robert W. Moser            59       Executive Vice President (July 1989 to
                                    present). President - Fabrics Group (January
                                    1997 to present). President - Bath
                                    Manufacturing (May 1995 to January 1997).
                                    President - Specialty Fabrics Group (March
                                    1993 to March 1994). President - Finished
                                    Fabrics Group and Windows (September 1991 to
                                    March 1993).


Thomas P. O'Connor         52       Executive Vice President (August 1992 to
                                    present). President - Bed and Bath
                                    Sales and Marketing Group (February 1998 to
                                    present). President - Bed Fashions Group
                                    (May 1995 to February 1998). President -
                                    Home Fashions Group (March 1993 to April
                                    1995). Senior Vice President - Springs
                                    (September 1991 to August 1992). President -
                                    Bed and Bath Group (September 1991 to
                                    February 1993).


Robert L. Thompson         61       Vice President - Public Affairs (September
                                    1986 to present).


James F. Zahrn             47       Executive Vice President and Chief Financial
                                    Officer (April 1997 to present). Senior Vice
                                    President and Chief Financial Officer (March
                                    1995 to April 1997). Vice President -
                                    Finance and Treasurer (March 1994 to March
                                    1995). Vice President and Treasurer (May
                                    1993 to March 1994). Treasurer (August 1986
                                    to May 1993).

---------------------------------------

Crandall Close Bowles, President and Chief Executive Officer, and a director of the Company, and Leroy S. Close, a director of the Company, are siblings. There are no other family relationships within the director and executive officer group.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Class A Common Stock of Springs is traded on the New York Stock Exchange. As of March 18, 1998, there were approximately 2,737 holders of record of Class A Common Stock, and approximately 76 holders of Class B Common Stock. No established trading market exists for Class B Common Stock. Class B Common Stock may, however, at the election of the holder, be exchanged on a one-for-one basis at any time for Class A Common Stock.

         Information required by this Item on the sales prices and dividends of the Common Stock of Springs is incorporated by reference from page 32 of the Annual Report under the caption "Quarterly Financial Data (Unaudited)."



ITEM 6.  SELECTED FINANCIAL DATA

         Information required by this Item is incorporated by reference from pages 30 and 31 of the Annual Report under the caption "Selected Financial Data."



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of financial condition and results of operations required by this Item is incorporated by reference from pages 27 through 29 of the Annual Report under the caption "Management's Discussion and Analysis of Operations and Financial Condition."



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements, including the report of independent certified public accountants, and supplementary data required by this Item are incorporated by reference from the Annual Report. See Item 14 for a list of financial statements and the pages of the Annual Report from which they are incorporated. Supplementary data is incorporated by reference from page 32 of the Annual Report under the caption "Quarterly Financial Data (Unaudited)."

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.



PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information about directors required by this Item is incorporated by reference from the Company's Proxy Statement to Security Holders dated March 6, 1998 (the "Proxy Statement") under the captions "Directors, Nominees, and Election of Directors" and "Information Regarding the Board of Directors" on pages 2 through 6 of the Proxy Statement. The information on Executive Officers and Walter Y. Elisha, Chairman of the Board of Directors, is provided at the end of Part I of this Form 10-K under the caption "Executive Officers of the Registrant."



ITEM 11. EXECUTIVE COMPENSATION

         Information required by this Item is incorporated by reference from the Proxy Statement under the captions "Executive Officer Compensation and Related Information," "Management Compensation and Organization Committee Report," "Employment Agreements" and "Performance Graph" on pages 7 through 16 of the Proxy Statement.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         Information required by this Item is incorporated by reference from the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management" on pages 19 through 21 of the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this Item is incorporated by reference from the Proxy Statement under the caption "Transactions With Certain Persons" on pages 21 and 22 of the Proxy Statement.



PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K

         (a)      1.       The following financial statements and independent
         auditors' report are incorporated by reference from the Annual Report as a part of this Report:

                  (i) Consolidated Balance Sheet as of January 3, 1998, and December 28, 1996 (Annual Report page 16).

                  (ii) Consolidated Statement of Operations and Retained Earnings for the fiscal years ended January 3, 1998, December 28, 1996, and December 30, 1995 (Annual Report page 15).

                  (iii) Consolidated Statement of Cash Flows for the fiscal years ended January 3, 1998, December 28, 1996, and December 30, 1995 (Annual Report page 17).

                  (iv) Notes to Consolidated Financial Statements (Annual Report pages 18 through 26).

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

         The matters discussed or incorporated by reference in this Form 10-K contain forward-looking statements that are based on management's expectations, estimates, projections, and assumptions. Words such as "expects," "anticipates," "plans," "believes," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements which include but are not limited to projections of expenditures, cash flows, and operating performance. Such forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guaranties of future performance and involve certain risks and uncertainties which are difficult to predict. Actual future results and trends, therefore, may differ materially from whit is forecast in forward-looking statements due to a variety of factors, including: the ability of the Company and its suppliers and customers to bring their information systems into compliance with the "Year 2000 Computer Problem"; the health of the retail economy in general, competitive conditions, and demand for the Company's products; progress toward the Company's cost-reduction goals; unanticipated natural disasters; legal proceedings; labor matters; and the availability and price of raw materials which could be affected by weather, disease, energy costs, or other factors.


[SIGNATURES ON NEXT PAGE]

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Springs Industries, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRINGS INDUSTRIES, INC.



By          /s/James F. Zahrn
         ---------------------------------
         James F. Zahrn
         Executive Vice President and
         Chief Financial Officer

Date:    March 27, 1998



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By:  /s/John F. Akers                             By:  /s/Crandall C. Bowles
     -----------------------------                    ----------------------------------------
        John F. Akers, Director                           Crandall C. Bowles, President &
Date: March 27, 1998                                       Chief Executive Officer and
                                                           Director
                                                          (Principal Executive Officer)
                                                  Date: March 27, 1998


By:  /s/John L. Clendenin                         By:  /s/Leroy S. Close
     -----------------------------                    ----------------------------------------
        John L. Clendenin, Director                       Leroy S. Close, Director
Date: March 27, 1998                              Date: March 27, 1998


By:  /s/Charles W. Coker                          By:  /s/Walter Y. Elisha
     -----------------------------                    ----------------------------------------
        Charles W. Coker, Director                        Walter Y. Elisha, Chairman
Date: March 27, 1998                                       and Director
                                                  Date: March 27, 1998

By:   /s/John H. McArthur                         By:   /s/Aldo Papone
     ------------------------------------            -----------------------------------------
         John H. McArthur, Director                        Aldo Papone, Director
Date: March 27, 1998                              Date: March 27, 1998


By:   /s/Donald S. Perkins                        By:   /s/Robin B. Smith
     ------------------------------------            -----------------------------------------
         Donald S. Perkins, Director                       Robin B. Smith, Director
Date: March 27, 1998                              Date: March 27, 1998


By:   /s/Sherwood H. Smith, Jr.                   By:   /s/Stewart Turley
     ------------------------------------            -----------------------------------------
         Sherwood H. Smith, Jr., Director                  Stewart Turley, Director
Date: March 27, 1998                              Date: March 27, 1998




By:  /s/James F. Zahrn                             By:      /s/Charles M. Metzler
     ------------------------------------             ----------------------------------------
        James F. Zahrn                                Charles M. Metzler,
        Executive Vice President and                  Vice President-Controller
        Chief Financial Officer                       (Principal Accounting Officer)
        (Principal Financial Officer)

Date: March 27, 1998                               Date: March 27, 1998

                       SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, DC

                ----------------------------------------------







                                    EXHIBITS






                * * * * * * * * * * * * * * * * * * * * * * * *

                                  EXHIBIT INDEX

Item
----
(2)       (a)     Agreement and Plan of Merger dated February 6, 1995, as
                  amended on March 7, 1995, among Springs Industries, Inc.,
                  Dundee Acquisition Corp., and Dundee Mills, Incorporated,
                  incorporated by reference from Form 8-K filed June 12, 1995.

          (b)     Agreement and Plan of Merger among Springs Industries, Inc.,
                  Fort Mill A Inc.,Vestar/CS Holding Company, L.L.C., and
                  Clark-S Acquisition Corporation dated as of February 24, 1996, together with a list identifying the schedules and exhibits to the Agreement, incorporated by reference from Form 10-K filed
                  March 21, 1996.

(3)       (a)     Springs' Restated Articles of Incorporation, amended and
                  restated as of April 18, 1994, incorporated by reference from
                  Form 10-Q filed August 15, 1994.

          (b)     Springs' Bylaws, amended as of December 12, 1996.

(4)               $225,000,000 Credit Agreement dated December 17, 1997, among
                  Springs Industries, Inc., Wachovia Bank, N.A., Bank of America
                  NT & SA, SunTrust Bank, Atlanta, The Bank of Nova Scotia, The
                  Bank of Tokyo-Mitsubishi, Ltd., Mellon Bank, N.A., and The
                  Fuji Bank, Limited, Atlanta Agency.

                  Note: No other long-term debt instrument issued by the Company exceeds 10% of the consolidated total assets of the Company and its subsidiaries. In accordance with paragraph 4(iii) of
                  Item 601 of Regulation S-K, the Company will furnish to the Commission upon request copies of long-term debt insturments and related agreements.

Item
----
(10)     Material Contracts - Executive Compensation Plans and Arrangements

         (a) Springs' Deferred Unit Stock Plan, amended and restated effective February 22, 1990, incorporated by reference from Form 10-K, filed March 26, 1990. Amendment effective December
                  10, 1990, incorporated by reference from Form 10-K, filed
                  March 25, 1991. Amendment effective August 16, 1990, incorporated by reference from Form 10-Q, filed November 12, 1991. Amendment effective as of November 1, 1996, incorporated by reference from Form 10-K filed March 28, 1997.

         (b)      Springs' Restricted Stock Plan, incorporated by reference from
                  Form 10-K, filed March 19, 1982. Amendment dated August 19,
                  1983, incorporated by reference from Form 10-K, filed March
                  16, 1984.

         (c)      Employment Agreement dated July 1, 1985, between Springs and
                  Walter Y. Elisha, incorporated by reference from Form 10-K, filed March 14, 1986.

         (d) Springs' Deferred Compensation Plan, as amended and restated on August 18, 1994, incorporated by reference from Form 10-Q, filed November 14, 1994.

         (e) Springs' Senior Executive Supplemental Retirement Plan, incorporated by reference from Form 10-K, filed March 19, 1982. Amendment dated February 26, 1987, incorporated by reference from Form 10-K, filed March 27, 1987. Amendment dated June 20, 1991, incorporated by reference from Form 10-K, filed March 25, 1992.

Item
----
         (f)      Springs' Shadow Retirement Plan, incorporated by reference from Form 10-K, filed March 19, 1982. Amendment adopted
                  October 18, 1990, incorporated by reference from Form 10-K, filed March 25, 1991.

         (g) Springs' Deferred Compensation Plan for Outside Directors, as amended and restated on August 18, 1994, incorporated by reference from Form 10-Q, filed November 14, 1994. Amendments adopted as of October 29, 1995, and as of November 1, 1996, incorporated by reference from Form 10-K filed March 28, 1997.

         (h) Springs' Outside Directors COLI Deferred Compensation Plan adopted December 12, 1985, incorporated by reference from Form
                  10-K, filed March 14, 1986.

         (i) Springs' Senior Management COLI Deferred Compensation Plan adopted December 12, 1985, incorporated by reference from Form
                  10-K, filed March 14, 1986.

         (j) Springs' 1991 Incentive Stock Plan, as approved by shareholders on April 15, 1991, incorporated by reference from the Company's Proxy Statement to Shareholders dated February
                  27, 1991, under the caption "Exhibit A" on pages A-1 through A-12 of such Proxy Statement. Amendments approved by shareholders on April 29, 1996, incorporated by reference from Form 10-Q filed May 14, 1996. Amendments as of November 1,
                  1996, incorporated by reference from Form 10-K filed March 28, 1997.

Item
----
         (k)      Springs' 1991 Restricted Stock Plan for Outside Directors, as
                  approved by the Company's shareholders on April 15, 1991,
                  incorporated by reference from the Company's Proxy Statement to Shareholders dated February 27, 1991, under the caption
                  "Exhibit B" on pages B-1 through B-4 of such Proxy Statement.

         (l) Springs' Amended and Restated Achievement Incentive Plan, as approved by the Board of Directors on April 13, 1992, incorporated by reference from Form 10-Q, filed May 11, 1992.
                  Amendment approved by the Board of Directors on February 18, 1993, incorporated by reference from Form 10-K, filed March
                  31, 1993.

         (m)      Springs' Contingent Compensation Plan adopted by the Board of
                  Directors on June 20, 1991, incorporated by reference from Form 10-Q, filed November 12, 1991.

         (n)      Springs' Excess Benefits Plan adopted by the Board of
                  Directors on August 18, 1994, and amended and restated effective March 1, 1996, incorporated by reference from Form
                  10-K filed March 28, 1997.

         (o) Form of stock option agreement used in conjunction with option grants under the 1991 Incentive Stock Plan from December 1991 to February 1995.

         (p) Form of stock option agreement used in conjunction with option grants under the 1991 Incentive Stock Plan from October 1995 to 1997.

         (q)      Form of stock option agreement between the Company and Walter
                  Y. Elisha dated February 25, 1998.

Item
----
         (r)      Letter agreement between the Company and Walter Y. Elisha
                  dated March 4, 1998, relating to surrender of incremental
                  stock equivalents.

         (s) Letter dated March 4, 1998, to Walter Y. Elisha relating to retirement arrangements.

         (t) Form of agreement used in conjunction with grants of performance units under the 1991 Incentive Stock Plan.

         (u) Financial Planning Policy for certain executives of the Company.

(13) Pages 14 through 32 of the 1997 Annual Report to Shareholders, which have been expressly incorporated by reference.

(21)     List of Subsidiaries of Springs.

(23)     S-8 Registration Statement for 1991 Incentive Stock Plan and 1991
         Restricted Stock Plan for Outside Directors.

(27.1)   Financial Data Schedule (for SEC purposes)

(27.2)   Restated Financial Data Schedule for the nine months ended September
         27, 1997

(27.3)   Restated Financial Data Schedule for the six months ended June 28, 1997

(27.4)   Restated Financial Data Schedule for the three months ended March 29,
         1997

(27.5)   Restated Financial Data Schedule for the 12 months ended December 28,
         1996

(27.6)   Restated Financial Data Schedule for nine months ended September 28,
         1996

(27.7)   Restated Financial Data Schedule for six months ended June 29, 1996

(27.8)   Restated Financial Data Schedule for three months ended March 30, 1996

(27.9)   Restated Financial Data Schedule for twelve months ended December 30,
         1995