Form 10-Q
period 1998-07-04
SPRINGS INDUSTRIES INC
filed 1998-08-18
CIK 93102

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------


                                 F O R M    10-Q

For the Quarter Ended July 4, 1998                 Commission File Number 1-5315


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

                             -----------------------

As of August 7, 1998, there were 11,262,931 shares of Class A Common Stock and 7,196,914 shares of Class B Common Stock of Springs Industries, Inc. outstanding.

                             -----------------------

There are 15 pages in the sequentially numbered, manually signed original of this report.

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

                                     PART I
                          ITEM I - FINANCIAL STATEMENTS

SPRINGS INDUSTRIES, INC.
Consolidated Statement of Operations
and Retained Earnings
(In thousands except per share amounts)
(Unaudited)

                                                THIRTEEN WEEKS ENDED            TWENTY-SIX WEEKS ENDED
                                             --------------------------      -----------------------------
                                               JULY 4,        JUNE 28,         JULY 4,           JUNE 28,
                                                1998            1997            1998              1997
                                             ----------      ----------      -----------       -----------
OPERATIONS
  Net sales ..............................   $  537,082      $  528,931      $ 1,093,818       $ 1,071,940
  Cost and expenses:
    Cost of goods sold ...................      443,877         430,828          898,936           877,585
    Selling, general and
      administrative expenses ............       65,815          65,243          137,621           133,796
    Provision for uncollectible
      receivables ........................        8,915           2,782           12,110             4,983
    Restructuring and
      realignment expenses ...............        1,240           2,221           26,090             4,984
    Year 2000 expenses ...................        2,331             410            3,751               688
    Interest expense .....................        6,504           4,705           12,058             9,226
    Other (income) expense ...............         (480)            300             (624)              151
                                             ----------      ----------      -----------       -----------
      Total ..............................      528,202         506,489        1,089,942         1,031,413
                                             ----------      ----------      -----------       -----------

  Income before income taxes .............        8,880          22,442            3,876            40,527

  Income tax provision ...................        3,379           7,315            1,474            14,189
                                             ----------      ----------      -----------       -----------
    Net income ...........................   $    5,501      $   15,127      $     2,402       $    26,338
                                             ==========      ==========      ===========       ===========

  Earnings per common share - basic ......   $      .29      $      .75      $       .13       $      1.31
                                             ==========      ==========      ===========       ===========

  Earnings per common share - diluted ....   $      .28      $      .73      $       .12       $      1.27
                                             ==========      ==========      ===========       ===========

  Cash dividends declared:
    Class A shares .......................   $      .33      $      .33      $       .66       $       .66
                                             ==========      ==========      ===========       ===========
    Class B shares .......................   $      .30      $      .30      $       .60       $       .60
                                             ==========      ==========      ===========       ===========

  Basic weighted-average common shares
   outstanding ...........................       18,850          20,158           19,123            20,155
  Dilutive effect of stock-based
   compensation awards ...................          466             561              509               511
                                             ----------      ----------      -----------       -----------
  Diluted weighted-average shares
   outstanding ...........................       19,316          20,719           19,632            20,666
                                             ==========      ==========      ===========       ===========

RETAINED EARNINGS
  Retained earnings at beginning
    of period ............................   $  663,008      $  680,309      $   701,354       $   675,533
  Net income .............................        5,501          15,127            2,402            26,338
  Repurchase of Class A common stock .....      (28,194)             --          (57,253)               --
  Cash dividends declared ................       (6,019)         (6,436)         (12,207)          (12,871)
                                             ----------      ----------      -----------       -----------
  Retained earnings at end of period .....   $  634,296      $  689,000      $   634,296       $   689,000
                                             ==========      ==========      ===========       ===========

See Notes to Condensed Consolidated Financial Statements.

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Balance Sheet
(In thousands except share data)
(Unaudited)

                                                                         JULY 4,           JANUARY 3,
                                                                          1998                1998
                                                                      ------------        ------------
ASSETS
Current assets:
  Cash and cash equivalents ................................          $        762        $        373
  Accounts receivable, net .................................               325,352             317,702
  Inventories, net .........................................               462,714             420,295
  Other ....................................................                47,281              48,309
                                                                      ------------        ------------
    Total current assets ...................................               836,109             786,679
                                                                      ------------        ------------

Property, plant and equipment ..............................             1,375,950           1,340,154
  Accumulated depreciation .................................              (825,938)           (799,623)
                                                                      ------------        ------------
    Property, plant and equipment, net .....................               550,012             540,531
                                                                      ------------        ------------
Other assets ...............................................                85,282              81,533
                                                                      ------------        ------------
    Total ..................................................          $  1,471,403        $  1,408,743
                                                                      ============        ============

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term borrowings ....................................          $     38,400        $      7,450
  Current maturities of long-term debt .....................                21,208              14,452
  Accounts payable .........................................                88,929              92,135
  Accrued restructuring costs ..............................                11,532               4,647
  Other accrued liabilities ................................                97,568             121,409
                                                                      ------------        ------------
    Total current liabilities ..............................               257,637             240,093
                                                                      ------------        ------------

Noncurrent liabilities:
  Long-term debt ...........................................               275,609             164,287
  Accrued benefits and deferred
   compensation ............................................               180,476             173,681
  Other ....................................................                24,915              26,084
                                                                      ------------        ------------
    Total noncurrent liabilities ...........................               481,000             364,052
                                                                      ------------        ------------

Shareowners' equity:
  Class A common stock- $.25 par value
    (11,487,228 and 12,601,757 shares
    issued in 1998 and 1997, respectively) .................                 2,872               3,150
  Class B common stock- $.25 par value
    (7,263,960 and 7,270,921 shares issued
    and outstanding in 1998 and 1997,
    respectively)...........................................                 1,816               1,818
  Additional paid-in capital ...............................               105,010             108,684
  Retained earnings ........................................               634,296             701,354
  Cost of Class A shares in treasury
    (98,940 and 101,091 shares in 1998
    and 1997, respectively) ................................                (2,243)             (2,276)
  Currency translation adjustment and other ................                (8,985)             (8,132)
                                                                      ------------        ------------
    Total shareowners' equity ..............................               732,766             804,598
                                                                      ------------        ------------
    Total ..................................................          $  1,471,403        $  1,408,743
                                                                      ============        ============

See Notes to Condensed Consolidated Financial Statements.

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

                                                                           TWENTY-SIX WEEKS ENDED
                                                                         JULY 4,            JUNE 28,
                                                                          1998                1997
                                                                      ------------        ------------
  Operating activities:
    Net income .............................................          $      2,402        $     26,338
    Adjustments to reconcile net income to
     net cash provided (used) by operating
     activities:
     Depreciation and amortization .........................                45,372              44,954
     Provision for restructuring costs .....................                23,049                  --
     Provision for uncollectible receivables ...............                12,110               4,983
     Changes in working capital, net .......................               (90,876)            (39,036)
     Other, net ............................................                (1,569)             (5,254)
                                                                      ------------        ------------
        Net cash provided (used) by operating
         activities ........................................                (9,512)             31,985
                                                                      ------------        ------------

  Investing activities:
    Purchases of property, plant and
      equipment ............................................               (64,500)            (39,796)
    Business acquisition ...................................                    --              (6,429)
    Principal collected on notes receivable ................                 4,215               1,211
    Notes receivable .......................................                   (35)             (8,000)
    Proceeds from sales of assets ..........................                   996                 913
                                                                      ------------        ------------
        Net cash used by investing activities ..............               (59,324)            (52,101)
                                                                      ------------        ------------

  Financing activities:
    Proceeds from short-term borrowings, net ...............                30,950              10,600
    Proceeds from long-term borrowings .....................               125,125                  --
    Repayments of long-term debt ...........................                (7,047)             (1,235)
    Repurchase of Class A shares ...........................               (63,123)                 --
    Proceeds from exercise of stock options ................                 1,876                  --
    Cash dividends paid ....................................               (18,556)            (19,295)
                                                                      ------------        ------------
        Net cash provided (used) by financing
         activities ........................................                69,225              (9,930)
                                                                      ------------        ------------
  Increase (decrease) in cash and cash
   equivalents .............................................          $        389        $    (30,046)
                                                                      ============        ============

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

2.  Receivables:

    During the second quarter of 1998, the Company increased its provision for uncollectible receivables in its window fashions business by $7.5 million ($4.7 million after taxes, or $0.24 per diluted share).

3.  Inventories:

    Inventories are summarized as follows (in thousands):

                                                                         July 4,             Jan. 3,
                                                                          1998                1998
                                                                      ------------        ------------
    Standard cost (which approximates
    average cost) or average cost:
     Finished goods ........................................          $    308,758        $    280,316
     In process ............................................               212,419             199,600
     Raw materials and supplies ............................                59,962              59,381
                                                                      ------------        ------------
                                                                           581,139             539,297
    Less LIFO reserve ......................................              (118,425)           (119,002)
                                                                      ------------        ------------

     Total .................................................          $    462,714        $    420,295
                                                                      ============        ============

4.  Restructuring and Realignment Costs:

    During the first quarter of 1998, the Company adopted a plan to close its Rock Hill Printing and Finishing Plant. A pretax charge of $23.0 million was recorded in the first quarter of 1998, which included an $11.3 million write-off of plant and equipment, a $4.0 million accrual for anticipated severance costs arising from the elimination of approximately 480 positions, and a $7.7 million accrual for certain other anticipated expenses associated with the closing of the facility. Through July 4, 1998, the Company has recorded cash expenditures of approximately $1.4 million against the severance accrual and $0.7 million against the accrual for certain other expenses associated with the plan. In addition, during the second quarter of 1998, the Company incurred expenses of $0.5 million for equipment relocation and other realignment expenses related to the plan which do not qualify as "exit costs."

    During the second quarter of 1996, the Company adopted a plan to consolidate and realign its fabric manufacturing operations. The Company recorded a pretax restructuring charge of $30.4 million during the second quarter of 1996 which included a $16.3 million write-off of plant and equipment, a $6.6 million accrual for anticipated severance arising from the elimination of approximately 850 positions, and a $7.5 million accrual for certain other anticipated expenses associated with the plan. Through July 4, 1998, the Company has recorded cash expenditures of approximately $4.4 million against the severance accrual and $5.8 million against the accrual for certain other expenses associated with the plan. Through the second quarter of 1998, the severance accrual was reduced by $1.4 million due to a lower-than-expected average cost per associate, and the accrual for certain other expenses associated with the plan was reduced by $0.6 million. In addition, the Company has incurred expenses of $18.4 million, including $3.5 million in 1998, for equipment relocation and other realignment expenses related to the plan that do not qualify as "exit costs."

5.  Long-Term Debt:

    During the six months ended July 4, 1998, the Company borrowed $125 million under its existing long-term loan facility at a variable rate, which is currently 6 percent. Subsequent to quarter end, management entered into an interest rate swap agreement for a notional amount of $60 million to fix the interest cost on this portion of the $125 million long-term loan.

6.  Other:

    The "Year 2000 Computer Problem" creates risk for the Company from unforeseen problems in its own computer systems and those of third parties with whom the Company conducts business transactions. For this reason, the Company conducted a formal Year 2000 risk assessment of its information technology in 1997. The assessment addressed all business applications, computer hardware and software, personal computers, and embedded technology in manufacturing machinery. Remediation efforts began in 1997 to address areas not in compliance or not already scheduled for replacement. Also, efforts began in 1997 to correspond with all customers and external vendors to establish their degree of readiness for Year 2000. This is an on-going effort which will continue through 1999 and which will cover all of the Company's significant EDI relationships. The Company presently expects to spend approximately $15 million during 1998 and 1999 to modify its computer information systems to ensure the proper processing of transactions relating to the Year 2000 and beyond. The Company expects to be fully compliant for company technology in 1999.

    Year 2000-related failures of the Company's and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business. Management currently believes that Company information systems affected by the Year 2000 issues have been identified and that its implementation plans will ensure compliance for its systems by the Year 2000.

    In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income," which was required to be adopted for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and displaying comprehensive income. Comprehensive income was $1.9 million for the first six months of 1998 and $27.2 million for the first half of 1997. The differences between net income and comprehensive income were accumulated foreign currency translation adjustments of $(529) thousand for the first six months of 1998 and accumulated foreign currency translation adjustments of $33 thousand and unrealized gains on securities of $814 thousand for the first half of 1997.

    In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which addresses the accounting for derivative instruments, will be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not determined the impact of its financial position, results of operations, or cash flows.

7.  Legal and Environmental:

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


8.  Subsequent Events:

    On August 7, 1998, the Company sold the UltraSuede assets of its UltraFabrics division. In connection with this sale, the Company received a cash payment of approximately $15 million, which is subject to certain adjustment provisions included in the agreement. A gain approximating $10 million on this transaction will be included in other (income) expense in the Company's third-quarter earnings.

    In August 1998, the Company's Board of Directors authorized management to purchase, from time to time, up to an additional 2 million shares of Class A common stock in open-market and privately negotiated transactions. Of the previously authorized purchase of 2 million Class A shares, the Company has repurchased 1,581,700 shares through the second quarter of 1998.

                 ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Sales

Net sales for the second quarter of 1998 were $537.1 million, up 1.5 percent from the second quarter of 1997. In the home furnishings segment, second-quarter sales were $458.9 million, up 2.0 percent from a year ago. Second-quarter net sales for the specialty fabrics segment were $78.2 million, 1.3 percent lower than last year.

Year-to-date net sales were $1,093.8 million, up 2.0 percent compared to the first six months of 1997. Home furnishings net sales were 2.2 percent higher than during the first six months of 1997. Year-to-date net sales for the specialty fabrics segment were 1.4 percent higher than a year ago.

Earnings

Net income for the second quarter of 1998 was $5.5 million, or $0.28 per diluted share, after the effects of realignment expenses associated with the Company's restructuring of its fabric manufacturing operations and the closing of its Rock Hill Printing and Finishing facility. Net income has also been reduced by expenses incurred to modify the Company's computer information systems so as to make them Year 2000 compliant. Last year's second-quarter net income, which also included the effect of realignment expenses relating to the restructuring of fabric manufacturing operations, and, to a lesser extent, Year 2000 compliance expenses, was $15.1 million, or $0.73 per diluted share. Without these items, net income for the second quarter of 1998 would have been $7.7 million, or $0.40 per diluted share, compared to $16.8 million, or $0.81 per diluted share, a year ago. This year's second-quarter results include a $7.5 million pretax charge for uncollectible receivables in the Company's window fashions business, which reduced net income by $0.24 per diluted share. Second-quarter pretax operating profit for the home furnishings segment was lower than during the second quarter of 1997 by $15.8 million. Contributing to the profit decline were: the $7.5 million provision for bad debts, disappointing sales of certain licensed bed fashions, and a more promotional sales mix, related in part to the Company's efforts to reduce its inventories. The specialty fabrics segment improved its second-quarter pretax operating profit by $3.3 million over last year. The profit growth occurred primarily in the Company's home-sewing fabric business.

Net income for the six months ended July 4, 1998, was $2.4 million, or $0.12 per diluted share, compared to $26.3 million, or $1.27 per diluted share, a year ago. The decline in earnings was due principally to a first-quarter 1998 restructuring charge associated with the Company's decision to close the Rock Hill facility, which reduced net income by $14.3 million, or $0.73 per diluted share, and the aforementioned second-quarter 1998 bad debt expense. Excluding the effects of restructuring and realignment expenses and Year 2000 costs, net income for the first half of 1998 would have been $20.9 million, or $1.06 per diluted share, compared to last year's $29.9 million, or $1.44 per diluted share. In the home furnishings segment, year-to-date pretax earnings were lower than a year ago by $18 million, due to lower margins in the Company's bed fashions business, the bad debt expense recorded in the second quarter of

1998 for the uncollectible receivables, and the more promotional sales mix related in part to the Company's efforts to reduce its inventories. Year to date pretax operating profits for the specialty fabrics segment were significantly below last year due to the restructuring charge recorded in the first quarter of 1998. Excluding the restructuring charge, realignment expenses and Year 2000 expenses, pretax profits for the specialty fabrics segment were $6.6 million higher than a year ago.

CAPITAL RESOURCES AND LIQUIDITY

During the six months ended July 4, 1998, the Company borrowed $125 million under its existing long-term loan facility at a variable rate, which is currently 6 percent. Subsequent to quarter end, management entered into an interest rate swap agreement for a notional amount of $60 million to fix the interest cost on this portion of the $125 million long-term debt. Management expects to spend more than $85 million on capital projects during the last six months of 1998. The focus of the Company's investments will be on new manufacturing, distribution and information technology. Management expects that cash flow from operations and borrowings from committed short-term bank lines will adequately provide for the Company's 1998 cash needs.

In October of 1997, the Company's Board of Directors approved the purchase of up to 2 million shares of the Company's Class A common stock. The Company has repurchased 1,581,700 shares through the second quarter of 1998. In August 1998, the Company's Board of Directors authorized management to purchase, from time to time, up to an additional 2 million shares of Class A common stock in open-market and privately negotiated transactions.

The "Year 2000 Computer Problem" creates risk for the Company from unforeseen problems in its own computer systems and those of third parties with whom the Company conducts business transactions. For this reason, the Company conducted a formal Year 2000 risk assessment of its information technology in 1997. The assessment addressed all business applications, computer hardware and software, personal computers, and embedded technology in manufacturing machinery. Remediation efforts began in 1997 to address areas not in compliance or not already scheduled for replacement. Also, efforts began in 1997 to correspond with all customers and external vendors to establish their degree of readiness for Year 2000. This is an on-going effort which will continue through 1999 and which will cover all of the Company's significant EDI relationships. The Company presently expects to spend approximately $15 million during 1998 and 1999 to modify its computer information systems to ensure the proper processing of transactions relating to the Year 2000 and beyond. The Company expects to be fully compliant for Company technology in 1999.

Year 2000-related failures of the Company's and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business. Management currently believes that Company information systems affected by the Year 2000 issues have been identified and that its implementation plans will ensure compliance for its systems by the year 2000.

RESTRUCTURING AND REALIGNMENT COSTS

During the first quarter of 1998, the Company adopted a plan to close its Rock Hill Printing and Finishing Plant. A pretax charge of $23.0 million was recorded in the first quarter of 1998, which included an $11.3 million write-off of plant and equipment, a $4.0 million accrual for anticipated severance costs arising from the elimination of approximately 480 positions, and a $7.7 million accrual for certain other anticipated expenses associated with the closing of the facility. Through July 4, 1998, the Company has recorded cash expenditures of approximately $1.4 million against the severance accrual and $0.7 million against the accrual for certain other expenses associated with the plan. In addition, the Company expects to incur future expenses of approximately $8.4 million for equipment relocation and other realignment expenses related to the plan which do not qualify as "exit costs." During the second quarter of 1998, the Company incurred realignment expenses related to the plan of $0.5 million.

During the second quarter of 1996, the Company adopted a plan to consolidate and realign its fabric manufacturing operations. The Company recorded a pretax restructuring charge of $30.4 million during the second quarter of 1996 which included a $16.3 million write-off of plant and equipment, a $6.6 million accrual for anticipated severance arising from the elimination of approximately 850 positions, and a $7.5 million accrual for certain other anticipated expenses associated with the plan. Through July 4, 1998, the Company has recorded cash expenditures of approximately $4.4 million against the severance accrual and $5.8 million against the accrual for certain other expenses associated with the plan. Through the second quarter of 1998, the severance accrual was reduced by $1.4 million due to a lower-than-expected average cost per associate, and the accrual for certain other expenses associated with the plan was reduced by $0.6 million. In addition, the Company has incurred expenses of $18.4 million, including $3.5 million in 1998, for equipment relocation and other realignment expenses related to the plan that do not qualify as "exit costs". The Company expects to incur future realignment expenses of approximately $3.7 million related to the plan.

OTHER

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which addresses the accounting for derivative instruments, will be effective for fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not determined the impact of this standard on its financial position, results of operations, or cash flows.

SUBSEQUENT EVENT

On August 7, 1998, the Company sold the UltraSuede assets of its UltraFabrics Division. In connection with this sale, the Company received a cash payment of approximately $15 million, subject to certain adjustment provisions included in the agreement. A gain approximating $10 million on this transaction will be included in other (income) expense in the Company's third-quarter earnings.

FORWARD LOOKING INFORMATION

This Form 10-Q report contains forward-looking statements that reflect management's expectations, estimates, projections and assumptions of future performance and economic conditions. Words such as "expects," "anticipates," "plans," "believes," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements which are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company cautions investors that any forward-looking statement is subject to risks and uncertainties that may cause actual results to vary significantly from those projected, stated, or implied by the forward-looking statement. Factors that could cause actual results to differ are discussed in the Company's SEC filings.

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

DATED: August 18, 1998

                                  EXHIBIT INDEX

Item
----

        (27)  Financial Data Schedule (for SEC purposes)