Form 10-Q
period 1998-10-03
SPRINGS INDUSTRIES INC
filed 1998-11-17
CIK 93102

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-Q

For the Quarter Ended October 3, 1998              Commission File Number 1-5315

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


                             -----------------------

As of November 11, 1998, there were 10,728,334 shares of Class A Common Stock and 7,196,914 shares of Class B Common Stock of Springs Industries, Inc. outstanding.

                             -----------------------

There are 25 pages in the sequentially numbered, manually signed original of this report.


                       The Index to Exhibits is on Page 23

                         TABLE OF CONTENTS TO FORM 10-Q



PART I - FINANCIAL INFORMATION



ITEM                                                                        PAGE
----                                                                        ----
1.                FINANCIAL STATEMENTS                                        3

2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS            12

PART II - OTHER INFORMATION

6.                EXHIBITS                                                   21


SIGNATURES                                                                   22


EXHIBIT INDEX                                                                23

                                     PART I
                          ITEM I - FINANCIAL STATEMENTS

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Statement of Operations and Retained Earnings
(In thousands except per share amounts)
(Unaudited)


                                                      THIRTEEN WEEKS ENDED              THIRTY-NINE WEEKS ENDED
                                                 -----------------------------       -----------------------------
                                                   OCT. 3,          SEPT. 27,          OCT. 3,          SEPT. 27,
                                                     1998              1997              1998              1997
                                                 -----------       -----------       -----------       -----------
OPERATIONS
  Net sales ...............................      $   578,312       $   579,236       $ 1,672,130       $ 1,651,176

  Cost and expenses:
    Cost of goods sold ....................          479,139           470,802         1,378,075         1,348,387
    Selling, general and
      administrative expenses .............           65,134            64,335           202,755           198,131
    Provision for uncollectible
      receivables .........................            3,279             2,734            15,389             7,717
    Restructuring and
      realignment expenses (income) .......           (4,471)            2,329            21,619             7,313
    Impairment charge .....................            4,783                --             4,783                --
    Year 2000 expenses ....................            2,096               698             5,847             1,386
    Interest expense ......................            6,741             4,615            18,799            13,841
    Other income, net .....................          (12,962)           (7,169)          (13,586)           (7,018)
                                                 -----------       -----------       -----------       -----------
    Total .................................          543,739           538,344         1,633,681         1,569,757
                                                 -----------       -----------       -----------       -----------

  Income before income taxes ..............           34,573            40,892            38,449            81,419

  Income tax provision ....................           12,751            13,493            14,225            27,682
                                                 -----------       -----------       -----------       -----------

    Net income ............................      $    21,822       $    27,399       $    24,224       $    53,737
                                                 ===========       ===========       ===========       ===========

  Basic earnings per common share .........      $      1.20       $      1.36       $      1.29       $      2.67
                                                 ===========       ===========       ===========       ===========

  Diluted earnings per common share .......      $      1.19       $      1.32       $      1.26       $      2.60
                                                 ===========       ===========       ===========       ===========

  Cash dividends declared per common share:
    Class A common shares .................      $       .33       $       .33       $       .99       $       .99
                                                 ===========       ===========       ===========       ===========

    Class B common shares .................      $       .30       $       .30       $       .90       $       .90
                                                 ===========       ===========       ===========       ===========

  Basic weighted-average common shares
   outstanding ............................           18,125            20,161            18,790            20,157
  Dilutive effect of stock-based
   compensation awards ....................              229               569               416               530
                                                 -----------       -----------       -----------       -----------
  Diluted weighted-average common shares
   outstanding ............................           18,354            20,730            19,206            20,687
                                                 ===========       ===========       ===========       ===========

RETAINED EARNINGS
  Retained earnings at beginning
    of period .............................      $   634,296       $   689,000       $   701,354       $   675,533
  Net income ..............................           21,822            27,399            24,224            53,737
  Repurchase of Class A common stock ......          (25,323)               --           (82,576)               --
  Cash dividends declared .................           (5,761)           (6,438)          (17,968)          (19,309)
                                                 -----------       -----------       -----------       -----------
  Retained earnings at end of period ......      $   625,034       $   709,961       $   625,034       $   709,961
                                                 ===========       ===========       ===========       ===========

See Notes to Condensed Consolidated Financial Statements.

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Balance Sheet
(In thousands except share data)
(Unaudited)


                                                    OCTOBER 3,          JANUARY 3,
                                                       1998                1998
                                                   -----------         -----------
ASSETS
Current assets:
  Cash and cash equivalents ...............        $       942         $       373
  Accounts receivable, net ................            347,342             317,702
  Inventories, net ........................            416,258             420,295
  Other ...................................             48,160              48,309
                                                   -----------         -----------
    Total current assets ..................            812,702             786,679
                                                   -----------         -----------

Property, plant and equipment .............          1,361,927           1,340,154
  Accumulated depreciation ................           (817,751)           (799,623)
                                                   -----------         -----------
    Property, plant and equipment, net ....            544,176             540,531
                                                   -----------         -----------
Other assets ..............................             86,751              81,533
                                                   -----------         -----------
    Total .................................        $ 1,443,629         $ 1,408,743
                                                   ===========         ===========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term borrowings ...................        $    12,200         $     7,450
  Current maturities of long-term debt ....             21,378              14,452
  Accounts payable ........................             84,492              92,135
  Other accrued liabilities ...............            130,038             126,056
                                                   -----------         -----------
    Total current liabilities .............            248,108             240,093
                                                   -----------         -----------

Noncurrent liabilities:
  Long-term debt ..........................            271,909             164,287
  Accrued benefits and deferred
   compensation ...........................            182,286             173,681
  Other ...................................             24,218              26,084
                                                   -----------         -----------
    Total noncurrent liabilities ..........            478,413             364,052
                                                   -----------         -----------

Shareowners' equity:
  Class A common stock- $.25 par value
    (10,746,943 and 12,601,757 shares
    issued in 1998 and 1997,
    respectively) .........................              2,687               3,150
  Class B common stock- $.25 par value
    (7,196,914 and 7,270,921 shares issued
    and outstanding in 1998 and 1997,
    respectively) .........................              1,799               1,818
  Additional paid-in capital ..............            100,539             108,684
  Retained earnings .......................            625,034             701,354
  Cost of Class A common shares in treasury
    (98,634 and 101,091 shares in 1998
    and 1997, respectively) ...............             (2,237)             (2,276)
  Currency translation adjustment and other            (10,714)             (8,132)
                                                   -----------         -----------
    Total shareowners' equity .............            717,108             804,598
                                                   -----------         -----------
    Total .................................        $ 1,443,629         $ 1,408,743
                                                   ===========         ===========

See Notes to Condensed Consolidated Financial Statements.

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)


                                                          THIRTY-NINE WEEKS ENDED
                                                        ---------------------------
                                                         OCT. 3,          SEPT. 27,
                                                           1998              1997
                                                        ---------         ---------
Operating activities:
  Net income .....................................      $  24,224         $  53,737
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
   Depreciation and amortization .................         66,428            65,794
   Provision for restructuring costs .............         15,896                --
   Provision for uncollectible receivables .......         15,389             7,717
   Gains on sales of business and investment .....        (11,109)           (6,587)
   Gains on disposals of property, plant and
     equipment ...................................         (3,653)             (695)
   Impairment charge .............................          4,783                --
   Changes in working capital, net ...............        (49,518)          (64,691)
   Other, net ....................................         (7,453)           (2,834)
                                                        ---------         ---------
      Net cash provided by operating activities ..         54,987            52,441
                                                        ---------         ---------

Investing activities:
  Purchases of property, plant and
    equipment ....................................        (84,185)          (64,943)
  Proceeds from sales of property, plant and
    equipment ....................................          5,942             1,693
  Proceeds from sales of business and investment .         14,950            12,017
  Business acquisition ...........................             --            (6,429)
  Principal collected on notes receivable ........          5,682             2,638
  Notes receivable ...............................            (40)          (14,000)
                                                        ---------         ---------
      Net cash used by investing activities ......        (57,651)          (69,024)
                                                        ---------         ---------

Financing activities:
  Proceeds from short-term borrowings, net .......          4,750            18,850
  Proceeds from long-term borrowings .............        125,000                --
  Repayments of long-term debt ...................        (10,452)           (6,573)
  Repurchase of Class A common shares ............        (93,624)               --
  Proceeds from exercise of stock options ........          1,876                --
  Cash dividends paid ............................        (24,317)          (25,733)
                                                        ---------         ---------
      Net cash provided (used) by financing
       activities ................................          3,233           (13,456)
                                                        ---------         ---------
Increase (decrease) in cash and cash
 equivalents .....................................      $     569         $ (30,039)
                                                        =========         =========



See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Significant Accounting Policies:

         The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended October 3, 1998 are not necessarily indicative of the results that may be expected for the year ending January 2, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in Springs Industries, Inc.'s ("Springs" or the "Company") annual report on Form 10-K for the year ended January 3, 1998.

         Goodwill and Other Intangible Assets: The cost of intangible assets is amortized on a straight-line basis over the estimated periods benefited (not exceeding 40 years). Goodwill and other intangible assets are periodically reviewed to assess recoverability. The Company's policy is to compare the carrying value of goodwill with the expected undiscounted cash flows from operations of the acquired businesses.

2.       Receivables:

         The Company's reserve for doubtful accounts was $21.0 million at October 3, 1998, compared to $14.0 million at January 3, 1998. Based on management's assessment of the financial strength of certain customers of its window fashions business, the Company increased the provision for uncollectible receivables in the second quarter of 1998 by $7.5 million ($4.7 million after taxes, or $0.24 per diluted share).

3.       Inventories:

         Inventories are summarized as follows (in thousands):

                                                        Oct. 3,         Jan. 3,
                                                          1998            1998
                                                       ---------       ---------
Standard cost (which approximates
average cost) or average cost:
  Finished goods ........................              $ 260,419       $ 280,316
  In process ............................                204,509         199,600
  Raw materials and supplies ............                 58,655          59,381
                                                       ---------       ---------
                                                         523,583         539,297
Less LIFO reserve .......................               (107,325)       (119,002)
                                                       ---------       ---------

  Total .................................              $ 416,258       $ 420,295
                                                       =========       =========

4.       Restructuring and Realignment Costs:

                               1996 Restructuring

         During the second quarter of 1996, the Company adopted a restructuring plan to consolidate and realign its fabric manufacturing operations. In connection with this plan, the Company closed three fabric manufacturing plants, added production in other plants, and increased outside purchases of grey fabric. The Company recorded a pretax charge of $30.4 million during the second quarter of 1996, which included a $16.3 million write-off of plant and equipment, a $6.6 million accrual for anticipated employment severance expenses arising from the elimination of approximately 850 positions, and a $7.5 million accrual primarily for idle plant costs and demolition costs.

         Management expected the plan to benefit operating results by reducing the volume of linear yards and second-quality units produced, reducing the complexity of the finishing process, and increasing manufacturing flexibility with respect to the use of finished roll stock. Through the third quarter of 1998, the benefits derived are consistent with management's expectations.

         The following represents changes in the accruals since the adoption of the plan: (in millions)

                                                Severance           Accrual for
                                                 Accrual          Other Expenses
                                                ---------         --------------
                  Original accrual on             $ 6.6                $ 7.5
                  June 28, 1996

                  Cash payments                    (1.1)                (3.0)
                                                  -----                -----

                  Accrual balance                 $ 5.5                $ 4.5
                  on December 28, 1996

                  Cash payments                    (3.0)                (2.2)

                  Adjustments                       1.8                   --
                                                   (2.0)
                                                  -----                -----

                  Accrual balance                 $ 2.3                $ 2.3
                  on January 3, 1998

                  Cash payments                    (0.6)                (1.0)

                  Adjustments                      (1.1)                (0.6)
                                                  -----                -----

                  Accrual balance                 $ 0.6                $ 0.7
                  on October 3, 1998              =====                =====

         During the third quarter of 1997, Springs reduced the severance accrual by $2.0 million due to a lower-than-expected average severance cost per associate. The Company was able to place a greater percentage of the terminated employees in other positions within the Company than had been expected. During the same quarter, the Company also increased the severance accrual by $1.8 million for severance costs associated with 320 additional positions that were to be eliminated at other manufacturing facilities.

         During the second quarter of 1998, Springs again reduced the severance accrual by approximately $1.1 million due to a lower-than-expected average cost per associate. The Company expects to complete the 1996 restructuring plan by the end of the current fiscal year.

         The Company has incurred expenses of $19.6 million, including $4.7 million in 1998, for equipment relocation and other realignment expenses related to the 1996 plan that do not qualify as "exit costs" as defined by Emerging Issues Task Force Issue No. 94-3.


                               1998 Restructuring

         During the first quarter of 1998, the Company adopted a plan to close one of its specialty fabrics facilities, the Rock Hill Printing and Finishing Plant. In that quarter, the Company recorded a pretax charge of $23.0 million, which included an $11.3 million write-off of plant and equipment, a $4.0 million accrual for anticipated severance costs arising from the elimination of approximately 480 positions, and a $7.8 million accrual primarily for idle plant costs, demolition costs, and costs associated with the curtailment of a defined benefit plan. The expected benefits of this action included lower product cost and better utilization of existing capacity in other facilities. It is too early to fully compare the expected benefits to benefits actually achieved, although the Company has begun to realize a reduction in fixed costs.

         The following represents changes in the accruals since the adoption of the plan: (in millions)

                                                                Accrual
                                             Severance         for Other
                                              Accrual          Expenses
                                             ---------         ---------
         Original accrual on                   $ 4.0             $ 7.8
         February 17, 1998

         Cash Payments                          (2.4)             (1.2)

         Adjustments                            (1.0)             (4.6)
                                               -----             -----

         Accrual balance on                    $ 0.6             $ 2.0
         October 3, 1998                       =====             =====

         Springs reduced the severance accrual in the third quarter of 1998 due to a lower-than-expected cost per associate. The Company expects to pay out the remaining severance accrual by the end of its first fiscal quarter in 1999.

         Springs reduced the accrual for other expenses in the third quarter of 1998, primarily as a result of its unexpected sale, on September 25, 1998, of the Rock Hill facility. As a result of the sale, the Company reversed accruals relating to idle plant costs and demolition costs by approximately $4.3 million.

         During the nine months ended October 3, 1998, the Company incurred expenses of $1.0 million for equipment relocation and other realignment expenses related to the 1998 plan which do not qualify as "exit costs."

5.       Impairment Charge and Severance Accrual:

         The Company recently adopted a plan to consolidate and modernize its Griffin, Georgia towel weaving and yarn operations. Springs announced in September 1998 that under the plan it will invest over $26 million to modernize and expand production at its Griffin Plant No. 5. The Company will consolidate production from its Griffin Plant No. 1 into Griffin Plant No. 5 beginning in January 1999, with an expected completion date of mid-1999. The Company expects that 300 positions will be eliminated as a result of the consolidation and, therefore, in the third quarter recorded a severance accrual of approximately $1.1 million. The Company also recorded an impairment charge of approximately $4.8 million in its third-quarter earnings.

6.       Accrued Benefits and Deferred Compensation:

         Accrued benefits and deferred compensation were comprised of the following: (in thousands)

                                                             Oct. 3,     Jan. 3,
                                                              1998        1998
                                                            --------    --------
         Postretirement medical benefit obligation          $ 67,409    $ 68,390
         Deferred compensation                                63,757      46,484
         Other employee benefit obligations                   51,120      58,807
                                                            --------    --------

                                                            $182,286    $173,681
                                                            ========    ========


7.       Long-Term Debt:

         During the nine months ended October 3, 1998, the Company borrowed $125 million under its existing long-term loan facility at a variable rate, which is currently 5.6 percent per annum. During the third quarter of 1998, the Company entered into an interest rate swap agreement for a notional amount of $60 million to effectively fix the interest rate on a like amount of the $125 million long-term loan.

8.       Other Income, Net:

         Other income, net, for the three- and nine-month periods ended October 3, 1998, included an $11.1 million pretax gain on the sale of the Company's UltraSuede business, which was part of the Company's specialty fabrics segment, and a $2.8 million pretax gain on the sale of the Company's Rock Hill Printing and Finishing facility. Other income, net, for the three- and nine-month periods ended September 27, 1997, included a $6.6 million pretax gain on the sale of an investment.

9.       Comprehensive Income:

         In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income," which became effective for fiscal years beginning after December 15, 1997. This Statement establishes standards for reporting and displaying comprehensive income. Comprehensive income was $21.6 million for the nine-month period ended October 3, 1998, and $54.5 million for the nine-month period ended September 27, 1997. For the nine-month period ended October 3, 1998, net income differed from comprehensive income because of an unfavorable $2.6 million foreign currency translation adjustment. For the nine-month period ended September 27, 1997, net income differed from comprehensive income because of a $94 thousand foreign currency translation adjustment and a $670 thousand unrealized gain on securities.

10.      Legal and Environmental:

         As disclosed in the 1997 Annual Report on Form 10-K, Springs is involved in certain administrative proceedings alleging violations of environmental laws and regulations, including proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act. In connection with these proceedings, the Company estimates the range of possible losses for such matters to be between $8 million and $14 million, and has accrued an undiscounted liability of approximately $12 million as of October 3, 1998, which represents management's best estimate of Springs' probable liability.

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

11.      Recently Issued Accounting Standards:

         In 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," and Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." These statements, which are effective for periods beginning after December 15, 1997, expand or modify required disclosures and, accordingly, will have no impact on the Company's reported financial position, results of operations, or cash flows.

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

         In March 1998, the Accounting Standards Executive Committee issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard will be adopted in 1999, and the Company is in the process of assessing the impact of this standard on its financial position and results of operations.

12.      Other:

         In October 1997, the Company's Board of Directors authorized management to purchase, from time to time, up to 2 million shares of Class A common stock in the open market and in private transactions. In August 1998, the Board granted similar authority for management to purchase up to an additional 2 million shares of Class A common stock. As of October 3, 1998, the Company has repurchased 2,389,600 shares pursuant to these authorizations.

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

On August 7, 1998, the Company sold its UltraSuede business and related assets of its UltraFabrics Division. In connection with this sale, the Company recorded a pretax gain of $11.1 million. The gain on this transaction was included in other income, net. The Company has retained the rest of the UltraFabrics Division, which is part of the Company's specialty fabrics segment.

During the first quarter of 1998, Springs adopted a plan to close its Rock Hill Printing and Finishing Plant and recorded a related pretax charge of $23.0 million. The charge included an $11.3 million write-off of plant and equipment, a $4.0 million accrual for anticipated severance costs arising from the elimination of approximately 480 positions, and a $7.8 million accrual primarily for idle plant costs, demolition costs, and costs associated with the curtailment of a defined benefit plan. The provision to demolish the facility was based on management's belief that finding a purchaser for the facility was unlikely.

After the Company's adoption of the plan, a prospective purchaser contacted the Company and expressed an interest in purchasing the facility. On September 25, 1998, the prospect purchased the facility shortly after securing financing. As a result of the sale, the Company reversed accruals relating to idle plant costs and demolition costs by approximately $4.3 million. The Company also recorded a pretax gain of approximately $2.8 million on this transaction in the third quarter of 1998. The gain is included in other income, net.


RESULTS OF OPERATIONS

Sales

Net sales for the third quarter of 1998 were $578.3 million, down 0.2 percent from the third quarter of 1997. In the home furnishings segment, third-quarter sales were $501.5 million, up 0.9 percent from last year. Increase in sales of the Company's window and bath products were mostly offset by a sales decline in the Company's bedding products. The sales increase in window products was due to increased volume in the home improvement retail business as well as the introduction of new products. Strong demand for rug products resulted in increased bath products sales. Sales for bedding products declined during the third quarter of 1998 compared to the same quarter in 1997 due principally to a promotional sales mix, close-out sales and production curtailment, associated in part with the Company's efforts to reduce inventories, and a decline in demand for certain licensed bedding products. Third-quarter sales for the specialty fabrics segment were $76.8 million, 6.3 percent lower than last year. The decrease was attributable primarily to lower surplus grey fabric sales, a temporary decline in outerwear sales, and the August 1998 sale of the Company's UltraSuede business.

During the first nine months of 1998, net sales were $1,672.1 million, up 1.3 percent from 1997. Year-to-date net sales were up 1.7 percent in home furnishings, and down 1.2 percent in specialty fabrics, compared to the same period last year. These changes were due to the same reasons discussed above.

Earnings

Net income for the third quarter was $21.8 million, or $1.19 per diluted share, after taking into account the net effects of several unusual items. The unusual items, net of taxes, included realignment expenses of $1.1 million associated with the Company's restructuring of its fabric manufacturing operations and the closing of its Rock Hill Printing and Finishing facility, an aggregate gain of $8.6 million on the Company's sale of its UltraSuede business and its Rock Hill facility, income of $3.9 million from the reversal of previously accrued restructuring costs related to the Rock Hill facility, Year 2000 expenses of $1.3 million, and a write-down expense of $3.0 million recorded in connection with the Company's decision to close a terry towel manufacturing facility. Last year's third-quarter net income, which also included unusual items, was $27.4 million, or $1.32 per diluted share. The 1997 unusual items, net of taxes, included Year 2000 expenses of $0.4 million, realignment expenses of $1.4 million related to the restructuring of fabric manufacturing operations, and a gain of $4.1 million on the sale of an investment. Net income before the unusual items described above for the third quarter of 1998 was $14.7 million, or $0.80 per diluted share, compared to $25.2 million, or $1.21 per diluted share, a year ago.

The Company's home furnishings segment's pretax operating profit for the third quarter of 1998 declined by $20.9 million from the comparable period in 1997, after taking into account the net effects of several unusual items. An unusual item in this year's third quarter was an impairment charge related to Springs' plan to consolidate and modernize production at its Griffin, Georgia, towel weaving and yarn operations. Unusual items in both years included Year 2000 expenses and realignment expenses associated with the restructuring of the Company's fabric manufacturing operations. Excluding the effects of unusual items, the segment's pretax operating profit for the third quarter declined by $16.0 million compared to the third quarter in 1997. The $16.0 million profit decline was attributable principally to a promotional sales mix, close-out sales and production curtailments, associated in part with the Company's efforts to reduce its inventories, and a decline in the demand for certain licensed bedding products. In addition, profits were affected by severance expenses related to several of the Company's cost-reduction initiatives.

Despite its lower sales volume, the Company's specialty fabrics segment produced a third-quarter pretax operating profit which exceeded last year's by $11.0 million, after taking into account the positive net effect of several unusual items. Unusual items in this year's third quarter included realignment expenses and the reversal of previously accrued restructuring costs related to the Rock Hill facility. Unusual items in both years included Year 2000 expenses and realignment expenses associated with the restructuring of the Company's fabric manufacturing operations. Excluding the unusual items described above, the segment produced a third-quarter pretax operating profit which exceeded last year's by $5.4 million. The $5.4 million profit improvement came in the Company's home-sewing and apparel fabric businesses and was attributable to a change in product mix, reduced fixed costs as a result of closing the Rock Hill facility, and a decrease in selling, general and administrative expenses.

Net income for the nine-month period ended October 3, 1998, was $24.2 million, or $1.26 per diluted share, after taking into account the net effects of several unusual items. The unusual items, net of taxes, included restructuring and realignment expenses of $13.4 million associated with both the Company's restructuring of its fabric manufacturing operations and the closing of its Rock Hill facility, an aggregate gain of $8.6 million on the Company's sale of its UltraSuede business and its Rock Hill facility, Year 2000 expenses of $3.6 million, and a write-down of $3.0 million recorded in connection with the Company's decision to close a terry towel manufacturing facility. Net income for the nine-month period ended September 27, 1997, which also included unusual items, was $53.7 million, or $2.60 per diluted share. The 1997 unusual items, net of taxes, included Year 2000 expenses of $0.9 million, realignment expenses of $4.5 million related to the restructuring of fabric manufacturing operations, and a gain of $4.1 million on the sale of an investment. Net income before the unusual items described above for the nine months ended October 3, 1998, was $35.6 million, or $1.85 per diluted share, compared to $55.0 million, or $2.66 per diluted share, a year ago.

In the home furnishings segment, year-to-date pretax operating profits for 1998 declined by $38.9 million from the comparable period in 1997, after taking into account the net effect of the same unusual items described above which affected the home furnishings segment's third-quarter earnings. Excluding the effects of the unusual items, the segment's pretax operating profits for the nine months ended October 3, 1998, were $33.0 million lower than a year ago. The decline in profits was due primarily to a promotional sales mix, close-out sales and production curtailments, associated in part with the Company's efforts to reduce its inventories. In addition, this year's nine-month profits include a $7.5 million pretax charge for uncollectible receivables in the Company's window fashions business, and the aforementioned severance expense.

In the specialty fabrics segment, year-to-date pretax operating profits for 1998 were $5.6 million lower than a year ago, after taking into account the net effect of the same unusual items described above which affected the specialty fabrics segment's third-quarter earnings. Excluding the effects of unusual items, pretax profits for the segment were $12.0 million higher than a year ago due primarily to a change in product mix in apparel fabrics and reduced fixed costs in home-sewing fabrics as a result of closing the Rock Hill facility.

Included in other income, net for the three- and nine- month periods ended October 3, 1998, were an $11.1 million pretax gain on the sale of the Company's UltraSuede business, previously part of the Company's specialty fabrics segment, and a $2.8 million pretax gain on the sale of the Company's Rock Hill Printing and Finishing facility. Included in other income, net for the three-and nine-month periods ended September 27, 1997, was a $6.6 million pretax gain on the sale of an investment.

RESTRUCTURING AND REALIGNMENT COSTS

                               1996 Restructuring

During the second quarter of 1996, the Company adopted a restructuring plan to consolidate and realign its fabric manufacturing operations. In connection with this plan, the Company closed three fabric manufacturing plants, added production in other plants, and increased outside purchases of grey fabric. The Company recorded a pretax charge of $30.4 million during the second quarter of 1996, which included a $16.3 million write-off of plant and equipment, a $6.6 million accrual for anticipated employment severance expenses arising from the elimination of approximately 850 positions, and a $7.5 million accrual primarily for idle plant costs and demolition costs.

Management expected the plan to benefit operating results by reducing the volume of linear yards and second-quality units produced, reducing the complexity of the finishing process, and increasing manufacturing flexibility with respect to the use of finished roll stock. Through the third quarter of 1998, the benefits derived are consistent with management's expectations.

The following represents changes in the accruals since the adoption of the plan:
(in millions)

                                                Severance         Accrual for
                                                 Accrual         Other Expenses
                                                ---------        --------------
         Original accrual on                      $ 6.6               $ 7.5
         June 28, 1996

         Cash payments                             (1.1)               (3.0)
                                                  -----               -----

         Accrual balance                          $ 5.5               $ 4.5
         on December 28, 1996

         Cash payments                             (3.0)               (2.2)

         Adjustments                                1.8                  --
                                                   (2.0)
                                                  -----               -----

         Accrual balance                          $ 2.3               $ 2.3
         on January 3, 1998

         Cash payments                             (0.6)               (1.0)

         Adjustments                               (1.1)               (0.6)
                                                  -----               -----

         Accrual balance                          $ 0.6               $ 0.7
         on October 3, 1998                       =====               =====

During the third quarter of 1997, Springs reduced the severance accrual by $2.0 million due to a lower-than-expected average severance cost per associate. The Company was able to place a greater percentage of terminated employees in other positions within the Company than had been expected. During the same quarter, the Company also increased the severance accrual by $1.8 million for severance costs associated with 320 additional positions that were to be eliminated at other manufacturing facilities.

During the second quarter of 1998, Springs again reduced the severance accrual by approximately $1.1 million due to a lower-than-expected average cost per associate. The Company expects to complete the 1996 restructuring plan by the end of the current fiscal year.

The Company has incurred expenses of $19.6 million, including $4.7 million in 1998, for equipment relocation and other realignment expenses related to the 1996 plan that do not qualify as "exit costs."

                               1998 Restructuring

During the first quarter of 1998, the Company adopted a plan to close one of its specialty fabrics facilities, the Rock Hill Printing and Finishing Plant. In that quarter, the Company recorded a pretax charge of $23.0 million, which included an $11.3 million write-off of plant and equipment, a $4.0 million accrual for anticipated severance costs arising from the elimination of approximately 480 positions, and a $7.8 million accrual primarily for idle plant costs, demolition costs, and costs associated with the curtailment of a defined benefit plan. The expected benefits of this action included lower product cost and better utilization of existing capacity in other facilities. It is too early to fully compare the expected benefits to benefits actually achieved, although the Company has begun to realize a reduction in fixed costs.

The following represents changes in the accruals since the adoption of the plan:
(in millions)

                                                                     Accrual
                                                Severance           for Other
                                                 Accrual             Expenses
                                                ---------           ---------
         Original accrual on                      $ 4.0               $ 7.8
         February 17, 1998

         Cash Payments                             (2.4)               (1.2)

         Adjustments                               (1.0)               (4.6)
                                                  -----               -----

         Accrual balance on
         October 3, 1998                          $ 0.6               $ 2.0
                                                  =====               =====

Springs reduced the severance accrual in the third quarter of 1998 due to a lower-than-expected cost per associate. The Company expects to pay out the remaining severance accrual by the end of its first fiscal quarter in 1999.

Springs reduced the accrual for other expenses in the third quarter of 1998, primarily as a result of its unexpected sale on September 25, 1998, of the Rock Hill facility. As a result of the sale, the Company reversed accruals relating to idle plant costs and demolition costs by approximately $4.3 million.

During the nine months ended October 3, 1998, the Company incurred expenses of $1.0 million for equipment relocation and other realignment expenses related to the 1998 plan which do not qualify as "exit costs."


IMPAIRMENT CHARGE AND SEVERANCE ACCRUAL

The Company recently adopted a plan to consolidate and modernize its Griffin, Georgia towel weaving and yarn operations. Springs announced in September 1998 that under the plan it will invest over $26 million to modernize and expand production at its Griffin Plant No. 5. The Company will consolidate production from Griffin Plant No. 1 into Griffin Plant No. 5 beginning in January 1999, with an expected completion date of mid-1999. The Company expects that 300 positions will be eliminated as a result of the consolidation and, therefore, in the third quarter recorded a severance accrual of approximately $1.1 million. The Company also recorded an impairment charge of approximately $4.8 million in its third-quarter earnings.


CAPITAL RESOURCES AND LIQUIDITY

During the nine months ended October 3, 1998, the Company borrowed $125 million under its existing long-term loan facility at a variable rate, which is currently 5.6 percent per annum. During the third quarter of 1998, the Company entered into an interest rate swap agreement for a notional amount of $60 million to effectively fix the interest rate on a like amount of the $125 million long-term loan.

Management expects to spend about $60 million on capital projects during the fourth quarter of 1998, the focus of which will be on manufacturing, distribution and information technology. Management expects that cash flow from operations and borrowings from committed short-term bank lines will adequately provide for the Company's cash needs for the remainder of 1998.

In October 1997, the Company's Board of Directors authorized management to purchase, from time to time, up to 2 million shares of Class A common stock in the open market and in private transactions. In August 1998, the Board granted similar authority to management to purchase up to an additional 2 million shares of Class A common stock. As of October 3, 1998, the Company has repurchased 2,389,600 shares pursuant to these authorizations.


YEAR 2000 COMPUTER PROBLEM

Overview

The "Year 2000 Computer Problem" arose because many computer programs use only two digits to refer to a year. If uncorrected, these computer programs may not be able to distinguish between the years 1900 and 2000 and may fail to operate or may produce unpredictable results.

Springs has been addressing the Year 2000 Computer Problem within its information technology and non-information technology systems through a

Company-wide Year 2000 Project. Non-information technology systems typically include embedded technology such as computer chips within manufacturing equipment and building security systems. (Information technology and non-information technology systems are hereinafter referred to as "information systems.") The Company's Year 2000 Project commenced in 1996 and is directed by an internal Program Management Office. In general, Springs' Year 2000 Project is proceeding on or ahead of schedule.

In addition, in 1993, the Company began a series of capital projects to improve internal operations and customer service by consolidating and replacing certain information systems. As part of these capital projects, the Company has been replacing certain older, non-compliant information systems with Year 2000 compliant information systems. These capital projects are expected to be completed by the end of the second quarter of 1999.

Year 2000 Project

The Company organized its Year 2000 Project into six broad phases: (1) development of a Company-wide inventory of information systems, (2) development of Company-wide standards, processes and guidelines for remediation, testing and certification, (3) remediation, (4) testing, (5) certification, and (6) development of contingency plans, as necessary. The Company will certify an information system as Year 2000 compliant only after the information system satisfies the Company's established test criteria. The Company completed the inventory of its information systems in 1997. The Company divided the remediation of information systems which would not be replaced through a capital project into three major efforts: (a) Business Applications, (b) Process Logic Controllers, and (c) Trading Partners.

         (a) Business Applications: This project addresses all corporate business applications, such as general ledger, accounts receivable, order fulfillment and payroll, and the technical infrastructure which supports them. As of October 31, 1998, the Company has certified approximately 85% of its business applications' lines of code as Year 2000 compliant. Of the remaining lines of code, approximately 10% were in the testing phase and approximately 5% were in the standards, processes, and guidelines development stage as of October 31, 1998. The Company expects to certify all business applications and supporting technical infrastructure as Year 2000 compliant by the end of the first quarter of 1999.

         (b) Process Logic Controllers: This project addresses the hardware, software and associated embedded chips that are used in the operation of all facilities and manufacturing equipment used by the Company. As of October 31, 1998, approximately 85% of the Company's process logic controllers are Year 2000 compliant. The Company projects that approximately 60% of the remaining process logic controllers will be Year 2000 compliant by the end of 1998 and that the rest will be repaired or replaced by the end of the second quarter of 1999.

         (c) Trading Partners: This project involves identifying critical vendors and customers and communicating with them about their compliance status and plans. The Company contacted all trading partners with which it annually does over $100,000 in business, all electronic data interchange trading partners, any other critical trading partner that did not otherwise meet the criteria, and all utilities which serve the Company and requested written information regarding each company's Year 2000 compliance status. The Company has been receiving written responses which indicate whether its trading partners are or plan to become Year 2000 compliant. The Company is aware that these written responses may not accurately represent the Year 2000 compliance status of its trading partners. The Company is continuing to follow up with its trading partners and will develop contingency plans as necessary.

Costs

The total cost of the Company's Year 2000 Project is not expected to be material to the Company's financial position. The Company presently expects to incur approximately $18 million of pretax expense in connection with its Year 2000 Project. Approximately $2.8 million of pretax expense was incurred in fiscal 1997, the first year in which the Company incurred Year 2000 expenses. In addition, expenses totaling approximately $5.8 million were incurred during the first nine months of 1998 related to this effort. The funds to complete the remediation efforts are expected to be provided from cash flow from operations and borrowings from committed short-term bank lines.

Risks

Due to the numerous uncertainties inherent in the Year 2000 Computer Problem, the Company cannot ensure, despite its ongoing communications with its trading partners, that its most important suppliers and customers will be Year 2000 compliant on time. The failure of critical suppliers or customers to timely correct their Year 2000 Computer Problems could materially and adversely affect the Company's operations and financial condition, even resulting in interruption of normal business operations if a critical supplier is unable to meet contractual obligations in a timely way. As of the end of the third quarter of 1998, the Company has not completed plans for such contingencies. The Company expects to complete contingency plans during the first quarter of 1999, based on a review of the preparation efforts of the Company's key trading partners.

The failure of the Company to timely complete a Year 2000 project or capital project in one or more business divisions also could result in an interruption in, or failure of, normal business operations and could materially and adversely affect the Company's financial condition. At the end of third quarter, all projects are proceeding according to plan. The Company believes that all projects will be completed by the end of 1999. The Company will continue to monitor all Year 2000 projects and capital projects and will develop contingency plans for specific business divisions, if required.

At this point, the Company cannot determine whether any contingency plans are necessary or whether any such plan could completely alleviate the risk to the Company of its own or a key trading partner's failure to timely become Year 2000 compliant.

Forward-looking statements contained in this Year 2000 Computer Problem section should be read in conjunction with the Company's disclosures under the heading "FORWARD LOOKING INFORMATION" beginning on page 20.


NEW PRONOUNCEMENTS

In 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information," and Statement No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." These statements, which are effective for periods beginning after December 15, 1997, expand or modify required disclosures and, accordingly, will have no impact on the Company's reported financial position, results of operations, or cash flows.

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which addresses accounting for derivative instruments, will be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not determined the impact of this standard on its financial position, results of operations, or cash flows.

In March 1998, the Accounting Standards Executive Committee issued Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard will be adopted in 1999, and the Company is in the process of assessing the impact of this standard on its financial position and results of operations.


FORWARD LOOKING INFORMATION

This Form 10-Q report contains forward-looking statements that are based on management's expectations, estimates, projections, and assumptions. Words such as "expects," "believes," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements which include but are not limited to projections of expenditures, savings, completion dates, cash flows, and operating performance. Such forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guaranties of future performance; instead, they relate to situations which involve certain risks and uncertainties which are difficult to predict. Actual future results and trends, therefore, may differ materially from what is forecast in forward-looking statements due to a variety of factors, including: the ability of the Company and its suppliers and customers to bring their information systems into compliance with the "Year 2000 Computer Problem"; the health of the retail economy in general, competitive conditions, and demand for the Company's products; progress toward the Company's cost-reduction goals; unanticipated natural disasters; legal proceedings; labor matters; and the availability and price of raw materials which could be affected by weather, disease, energy costs, or other factors.

                                ITEM 6 - EXHIBITS



The following exhibits are filed as part of this report:

         (27.1)            Financial Data Schedule (for SEC use only)

         (27.2)            Restated Financial Data Schedule for
                           six months ended July 4, 1998 (for SEC use only)

                                   SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, Springs Industries, Inc. has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    SPRINGS INDUSTRIES, INC.



                                    By:  /s/James F. Zahrn
                                       -----------------------------------------
                                       James F. Zahrn
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Duly Authorized Officer and
                                       Principal Financial Officer)




DATED: November 17, 1998

                                  EXHIBIT INDEX


Item
         (27.1)            Financial Data Schedule (for SEC purposes)

         (27.2) Restated Financial Data Schedule for six months ended July 4, 1998