Form 10-K
period 1999-01-02
SPRINGS INDUSTRIES INC
filed 1999-04-01
CIK 93102

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                    For the Fiscal Year Ended January 2, 1999

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

           Securities registered pursuant to Section 12(b) of the Act

                                                  Name of each exchange
           Title of each class                     on which registered
   ------------------------------------          -----------------------
   Class A Common Stock; $.25 par value          New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act

                                      None
================================================================================
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [x] No [ ]
================================================================================
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )
================================================================================
Aggregate market value of Springs Industries, Inc. Common Stock, excluding treasury shares, held by nonaffiliates as of March 26, 1999, was $308,828,204.
================================================================================
As of March 26, 1999, there were 10,636,334 shares of Class A Common Stock and 7,196,864 shares of Class B Common Stock of Springs Industries, Inc. outstanding.
================================================================================
                       DOCUMENTS INCORPORATED BY REFERENCE
================================================================================
Specified Portions of Annual Report to Security Holders for Fiscal Year Ended January 2, 1999 (Parts I & II)
================================================================================
Specified Portions of Proxy Statement to Security Holders dated March 3, 1999 (Parts III & IV)
--------------------------------------------------------------------------------

                  ---------------------------------------------


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

7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

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

         The Company's operations are engaged principally, and, in recent years, increasingly, in the manufacturing, marketing and sale of packaged textile and nontextile home furnishing products, the business of its home furnishings segment. The balance of the Company's operations are engaged in the manufacturing and marketing of printed and dyed fabrics sold to retail stores and manufacturers, the business of its specialty fabrics segment. The operations of these segments are conducted by various divisions and subsidiaries.

         Through both internal development and acquisitions of complementary businesses, Springs has emerged as one of the most significant manufacturers and marketers of home furnishings in the United States. Among the factors contributing to Springs' industry position are its highly automated manufacturing facilities, its well-known brands, and its commitment to offer a wide array of home furnishings in coordinating fashions and designs.

         Home furnishings is the larger segment of Springs' business, with sales of $1.866 billion in 1998 and operating income (before interest and taxes) of $69.7 million. Before unusual items, this segment's operating income was $84.4 million. (For details on the unusual items, see footnote 4 on page 13 of the Company's Annual Report to Shareowners (the "Annual Report") under the caption "Reportable Segment Information," which is incorporated by reference.) The home furnishings segment manufactures, purchases for resale and markets home furnishing products, including sheets, pillowcases, bedspreads, comforters, infant and toddler bedding, towels, shower curtains, bath and accent rugs, other bath fashion accessories, drapery hardware and hard and soft decorative window fashions.

         Springs' home furnishing products are sold primarily through its own sales force to retailers and are varied in design, styling and color to appeal to a broad spectrum of consumers. The Company's retail customers include department stores, specialty stores, national chains, mass merchandisers, and catalog operations. Springs also sells bath products through independent sales representatives to retail customers, bed and bath products through distributors to institutional customers and directly to consumers through its 55 company-owned outlet stores, and decorative window products directly to large-scale contractors and to distributor/fabricators.

         The Company has a wholly-owned Canadian subsidiary (Springs Canada, Inc.) that markets and distributes bedding and bath products in that country. The majority of the bedding products sold in Canada is purchased by the Company from a Canadian manufacturer. Springs Canada enables the Company to better serve Canadian home furnishing retailers and their customers.

         During the second quarter of 1996, the Company adopted a plan to consolidate and realign its fabric manufacturing operations. In connection with this plan, the Company closed three fabric manufacturing plants, added production in other plants, and increased outside purchases of grey fabric. This consolidation and realignment primarily affected the home furnishings segment.

         On January 5, 1999, Springs acquired the remaining 50% interest in American Fiber Industries, LLC ("AFI"), a manufacturer and distributor of bed pillows, mattress pads, down comforters and comforter accessories. Springs acquired its original 50 percent interest in February 1997. The cost of the remaining equity interest totaled approximately $15 million. Effective January 23, 1999, the Company purchased the stock of Regal Rugs, Inc. ("Regal") from Readicut International plc. Regal manufactures bath and accent rugs for sale to department and specialty stores, national chain stores, mass merchandisers, and catalogs. The purchase price for Regal was approximately $30 million, subject to possible adjustments for asset valuation and incremental tax liabilities of the seller. Both of these acquisitions reflect Springs' continuing strategic emphasis on increasing sales through acquisitions that complement the Company's extensive line of home furnishings.

         For additional details of the home furnishings segment transactions described above, see pages 29 through 33 of the Annual Report under the caption "Management's Discussion and Analysis of Operations and Financial Condition," which is incorporated by reference.

         Springs' specialty fabrics segment manufactures, finishes, purchases for resale and markets a wide variety of fabrics and, in 1998, generated sales of $314.4 million and operating income of $3.0 million. This segment's operating income before unusual items was $20.1 million. (For details on the unusual items, see footnote 4 on page 13 of the Annual Report under the caption "Reportable Segment Information," which is incorporated herein by reference.)

         The specialty fabrics segment produces and markets printed and dyed fabrics sold to retail stores and manufacturers. The segment sells its products primarily through its own sales force. Sales are also made through distributors and agents. Prior to the divestitures described below, this segment also produced and marketed finished fabrics to apparel manufacturers, as well as protective, fire-retardant and other fabrics for industrial and furniture and other applications.

         During the past three years, Springs has sold four specialty fabrics businesses and a significant specialty fabrics manufacturing facility. More specifically:

- In April 1996, the Company sold its Clark-Schwebel, Inc., subsidiary for $193 million in cash. Through the date of divestiture, Clark-Schwebel, Inc., had 1996 sales of $68.9 million and operating earnings before interest and taxes of $11.3 million.

- On August 7, 1998, the Company sold its UltraSuede business and related assets of its UltraFabrics Division. The Company has retained the rest of the UltraFabrics Division, which remains part of the Company's specialty fabrics segment.

- On September 25, 1998, Springs sold its Rock Hill Printing & Finishing Plant, a facility which had been closed earlier in the year and which had operated within the Company's specialty fabrics segment.

- Effective December 19, 1998, the Company sold its Industrial Products Division to an investor group for principally $18.5 million in cash and other consideration in the form of notes receivable and a preferred equity interest in the buyer.

- Effective January 2, 1999, Springs sold its apparel fabrics business, the Springfield Division, for a $10 million preferred equity interest in the buyer and cash of $33 million.

         For additional details of the specialty fabrics segment transactions described above, see "Management's Discussion and Analysis of Operations and Financial Condition," which is incorporated by reference from pages 29 through 33 of the Annual Report.

         Home furnishing products, consisting primarily of textile bedding products, textile and non-textile bath products, and window fashions, represented 85.6%, 85.2%, and 81.4% of consolidated revenues for each of 1998, 1997, and 1996, respectively. Specialty fabric products, consisting primarily of apparel fabric, over-the-counter home-sewing fabric, and high performance fabric, represented 14.4%, 14.8%, and 18.6% of consolidated revenues for each of 1998, 1997, and 1996, respectively.

         Raw materials used by the Company include principally cotton, polyester fiber and purchased woven fabric. The Company also purchases other natural and manmade fibers, finished knitted and non-woven fabrics, dyes and chemicals, aluminum, plastic, wood, and steel. Such raw materials are generally readily available; and the Company is not dependent on any one supplier as a source for raw materials. Any shortage in the supply of cotton by reason of weather, disease or other factors, or significant increases in the price of cotton or polyester, however, could adversely affect the Company's results of operations.

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

         The home furnishings segment also uses certain licensed designs and trademarks which may be considered to be of material importance to this segment. These include a license agreement with each of Bill Blass, Ltd., and Liz Claiborne, Inc., and multiple license agreements with The Walt Disney Company. The Bill Blass license agreement has automatic renewal provisions if certain sales thresholds are met; the Liz Claiborne license agreement expires December 31, 1999, subject to certain renewal rights; and the Walt Disney license agreements expire at various future dates from 1999 to 2001. Home furnishing products are also sold under private brand names of certain customers.

         The specialty fabrics segment uses the Springmaid(R), Wamsutta(R), and UltraLeather(TM) brands on home-sewing and other specialty fabrics.

         In 1998, the Company's requirements for cash to finance working capital were provided from operations, asset sales, business divestitures and long-term borrowings. Management expects that cash generated by operations, cash received from the sale of the Springfield Division, cash on hand at the end of 1998, and borrowings from committed bank lines and commercial paper will adequately provide for the Company's cash needs during 1999. Trade receivables are generally collected in 60 days or less.

         The home furnishings segment's top ten customers represent approximately 55% of the segment's sales; however, the segment's total customer base is very large. While the Company has no reason to believe that the segment will lose the business of any of its largest customers, the loss of one or more of the largest accounts (or a material portion of any thereof) could have a material adverse effect upon the Company's business. Sales in the specialty fabrics segment are more dispersed, with its top ten customers accounting for approximately 38% of the segment's sales. In 1998, consolidated sales to Wal-Mart Stores, Inc. were approximately 15% of Springs' total sales; no other single customer accounted for ten percent or more of Springs' total sales.

         The Company's unfilled order position at January 2, 1999, amounted to approximately $177 million. The unfilled order position at January 3, 1998, was approximately $166 million.

         The markets in which the principal products of the Company are sold are highly competitive as to price, quality, customer service and product design. The Company believes that it competes effectively in both segments with respect to these factors. In certain product categories competition is concentrated among several large domestic companies while in other product categories competition is much more dispersed among both large and small companies.

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

         The Company estimates the range of possible losses for such matters to be between $8 million and $13 million, and has accrued an undiscounted liability of approximately $12 million, which represents management's best estimate of Springs' probable liability concerning all known environmental matters. Management believes the $12 million will be paid out over the next 10 years. This accrual has not been reduced by any potential insurance recovery to which the Company may be entitled regarding environmental matters.

         Approximately 17,500 associates were employed by Springs and its subsidiaries at the end of 1998. Of these associates, approximately 16,230 were employed in the home furnishings segment, approximately 720 in the specialty fabrics segment, and approximately 550 in corporate administrative and shared services functions.

         International sales of home furnishing and specialty fabrics are made through Springs' divisions and its subsidiaries. Sales outside of the United States accounted for approximately 6.9% of total sales in 1998, 6.7% in 1997, and 6.4% in 1996. The bulk of Springs' sales outside of the United States is made in Canada by the home furnishings segment. During each of the last three years, less than 5% of the Company's assets have been located outside of the United States.

         Financial information for the home furnishings and specialty fabrics segments is incorporated by reference from page 13 of the Company's Annual Report under the caption "Reportable Segment Information."


ITEM 2.  PROPERTIES

         The Company owns its Executive Office Building and an additional office building in Fort Mill, South Carolina, as well as the 21-story Springs Building at 104 West 40th Street, New York City, New York. The Springs Building contains sales showrooms for the home furnishings segment's bed and bath fashions and baby products businesses. The Springs Building also serves as the sales headquarters for the home furnishings segment's baby products business and the specialty fabrics segment's UltraFabrics Division. A substantial part of the Springs Building is leased to other businesses. The Company has put the Springs Building up for sale with plans to lease back space it currently occupies.

         The Company leases offices in Charlotte, North Carolina, which are used by its bed and bath fashions businesses. These businesses and other divisions lease additional space in other cities for administration and sales offices, manufacturing facilities, outlet stores and distribution centers.

         The Company also owns an administrative center and a major warehouse facility, both located near Lancaster, South Carolina. The administrative center houses customer service operations, computer and data processing operations and accounting offices. The warehouse facility serves as a warehouse and distribution center for a significant portion of the Company's home furnishing products.

         Springs currently has thirty-seven manufacturing plants. Fourteen plants are grey fabric manufacturing plants; two are dyeing, printing and finishing plants; ten are fabricating plants; seven plants perform both dyeing, printing, finishing and fabricating operations; and four plants manufacture decorative window products. Of these plants, fourteen are in South Carolina, eleven in Georgia, two in each of North Carolina, Alabama, and Wisconsin, and one in each of California, Indiana, Mississippi, Pennsylvania, Tennessee, and Nevada.

         The home furnishings segment uses thirty-four of these plants and shares another three plants with the specialty fabrics segment. The plants are owned by Springs and are unencumbered, except for four which are subject to mortgages and four which are leased either through industrial revenue bond financing or through other lease arrangements.

         Springs considers all plants to be well maintained and generally in good operating condition.


ITEM 3.  LEGAL PROCEEDINGS

         Information required by this Item is incorporated by reference from the Notes to Consolidated Financial Statements, Note 12. - Other Matters, found on page 26 of the Annual Report.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None reportable.


         EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to Instruction #3 to Paragraph (b) of Item 401 of Regulation S-K, the following information is provided on the Company's Executive Officers.

                                             Position and Business
Name                       Age                    Experience
----                       ---               ---------------------
Crandall C. Bowles         51       Chairman of the Board, President and Chief
                                    Executive Officer (April 1998 to present).
                                    President and Chief Executive Officer
                                    (January 1998 to April 1998). President and
                                    Chief Operating Officer (January 1997 to
                                    January 1998). Executive Vice President
                                    (April 1992 to January 1997). President -
                                    Bath Fashions Group (May 1995 to January
                                    1997). President - Textile Manufacturing
                                    Group (March 1993 to May 1995). Director
                                    (1978 to present).

Gracie P. Coleman          47       Senior Vice President - Human Resources
                                    (February 1999 to present). Vice President -
                                    Marketing and Corporate Support for
                                    Government Solutions, Lucent Technologies
                                    (1997 to February 1999). Human Resources
                                    Vice President, Lucent Technologies (1996 to
                                    1997). Human Resources Vice President -
                                    Strategic Partners Network Systems, AT&T
                                    (1995 to 1996). Human Resources Director of
                                    Network Systems, AT&T (1993 to 1995).


C. Powers Dorsett          54       Senior Vice President - General Counsel and
                                    Secretary (February 1996 to present). Vice
                                    President - General Counsel and Secretary
                                    (February 1990 to January 1996).


William K. Easley          55       Senior Vice President (February 1996 to
                                    present). President - Textile Manufacturing
                                    (May 1995 to present). President -
                                    Performance Home Fashions Division, Home
                                    Furnishings Group (October 1993 - May 1995).
                                    Senior Vice President - Bed and Bath Group
                                    (August 1992 - October 1993).


Samuel J. Ilardo           43       Vice President and Treasurer (April 1998 to
                                    present). Treasurer (May 1995 to April
                                    1998). Assistant Treasurer (March 1994 to
                                    April 1995). Tax Director (November 1992 to
                                    February 1994).


Stephen P. Kelbley         56       Executive Vice President (September 1991 to
                                    present). President - Home Furnishings
                                    Operating Group (February 1998 to present).
                                    President - Diversified Home Products Group
                                    (January 1997 to February 1998). President -
                                    Diversified Products Group (May 1995 to
                                    January 1997). President - Specialty Fabrics
                                    Group (March 1994 to April 1995). Chief
                                    Financial Officer (September 1991 to March
                                    1994).

Charles M. Metzler         46       Vice President - Controller (February 1996
                                    to present). Controller - Springs Canada,
                                    Inc. (September 1992 to January 1996).


Robert W. Moser            60       Executive Vice President (July 1989 to
                                    present). President - Fabrics Group (January
                                    1997 to present). President - Bath
                                    Manufacturing (May 1995 to January 1997).
                                    President - Specialty Fabrics Group (March
                                    1993 to March 1994). President - Finished
                                    Fabrics Group and Windows (September 1991 to
                                    March 1993).


Thomas P. O'Connor         53       Executive Vice President (August 1992 to
                                    present). President - Sales and Marketing
                                    Group (February 1998 to present). President
                                    - Bed Fashions Group (May 1995 to February
                                    1998). President - Home Fashions Group
                                    (March 1993 to April 1995).


Elizabeth M. Turner        38       Vice President - Public Affairs (March 1999
                                    to present). Director of Public Relations
                                    (September 1997 to February 1999); Director
                                    - Corporate Affairs for Coca-Cola Bottling
                                    Company Consolidated (September 1996 to
                                    August 1997). Manager - Corporate Affairs
                                    for Coca-Cola Bottling Company Consolidated
                                    (October 1990 to August 1996).


James F. Zahrn             48       Executive Vice President and Chief Financial
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

Crandall Close Bowles, Chairman, President and Chief Executive Officer, and a director of the Company, and Leroy S. Close, a director of the Company, are siblings. There are no other family relationships within the director and executive officer group.



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         Class A Common Stock of Springs is traded on the New York Stock Exchange. As of March 26, 1999, there were approximately 2,621 holders of record of Class A Common Stock, and approximately 74 holders of Class B Common Stock. No established trading market exists for Class B Common Stock. Class B Common Stock may, however, at the election of the holder, be exchanged on a one-for-one basis at any time for Class A Common Stock.

         Information required by this Item on the sales prices and dividends of the Common Stock of Springs is incorporated by reference from page 36 of the Annual Report under the caption "Quarterly Financial Data (Unaudited)."


ITEM 6.  SELECTED FINANCIAL DATA

         Information required by this Item is incorporated by reference from pages 34 and 35 of the Annual Report under the caption "Selected Financial Data."


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of financial condition and results of operations required by this Item is incorporated by reference from pages 29 through 33 of the Annual Report under the caption "Management's Discussion and Analysis of Operations and Financial Condition."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

         Information required by this Item is incorporated by reference from pages 32 and 33 of the Annual Report under the caption "Management's Discussion and Analysis of Operations and Financial Condition - Market Risk Sensitive Instruments and Positions."


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Financial statements, including the report of independent certified public accountants, and supplementary data required by this Item are incorporated by reference from the Annual Report. See Item 14 for a list of financial statements and the pages of the Annual Report from which they are incorporated. Supplementary data is incorporated by reference from page 36 of the Annual Report under the caption "Quarterly Financial Data (Unaudited)."


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Except for one director who is retiring from the Board pursuant to the Company's retirement policy for directors, information about directors required by this Item is incorporated by reference from pages 2 through 4 of the Company's Proxy Statement to Security Holders dated March 3, 1999 (the "Proxy Statement") under the captions "Directors, Nominees, and Election of Directors" and "Information Regarding the Board of Directors." Information about the director who is retiring is provided below. The information on Executive Officers is provided at the end of Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

         DONALD S. PERKINS, AGE 71, FORMER CHAIRMAN OF JEWEL COMPANIES, INC. A director of the Company since October 1995, Mr. Perkins previously served as a director of the Company from 1984 to January 1995. He was Chairman of Kmart Corporation from January 1995 to June 1995. Mr. Perkins is also a director of Aon Corporation, Cummins Engine Company, Inc., LaSalle Hotel Properties, LaSalle Street Fund, LaSalle U.S. Realty Income & Growth Fund, Lucent Technologies Inc., Nanophase Technologies Corporation, Neodesic Corporation, Parson Group LLC, The Putnam Funds, and Ryerson Tull, Inc.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Information required by this Item on the late Section 16 filings by Company directors and officers is incorporated by reference from page 23 of the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."


ITEM 11. EXECUTIVE COMPENSATION

         Information required by this Item is incorporated by reference from pages 5 through 14 of the Proxy Statement under the captions "Executive Officer Compensation and Related Information," "Management Compensation and Organization Committee Report," "Compensation Committee Interlocks and Insider Participation," "Employment and Retirement Agreements" and "Performance Graph."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information required by this Item is incorporated by reference from pages 21 and 22 of the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this Item is incorporated by reference from page 23 of the Proxy Statement under the caption "Transactions With Certain Persons."



                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a) 1. The following financial statements and independent auditors' report are incorporated by reference from the Annual Report as a part of this
Report:

                                                (i)         Consolidated
                                    Statement of Operations for the fiscal years ended January 2, 1999, January 3, 1998, and December 28, 1996 (Annual Report page 14).

                                                (ii)        Consolidated Balance
                                    Sheet as of January 2, 1999, and January 3,
                                    1998 (Annual Report page 15).

                                                (iii)       Consolidated
                                    Statement of Shareowners' Equity as of
                                    January 2, 1999, January 3, 1998, and
                                    December 28, 1996 (Annual Report page 16)

                                                (iv)        Consolidated
                                    Statement of Cash Flows for the fiscal years ended January 2, 1999, January 3, 1998, and December 28, 1996 (Annual Report page 17).

                                                (v)         Notes to
                                    Consolidated Financial Statements (Annual
                                    Report pages 18 through 26).

                                                (vi)        Independent
                                    Auditors' Report (Annual Report page 27).

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

         (b) Reports on Form 8-K: On October 9, 1998, the Company filed a Form 8-K with the Securities and Exchange Commission concerning the Company's sale of its Rock Hill Printing & Finishing Plant on September 25, 1998. The report also described the Company's adoption of a plan to modernize its Griffin, Georgia, towel weaving and yarn operations. No financial statements were included with the report.

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

SPRINGS INDUSTRIES, INC.



By: /s/James F. Zahrn
    ----------------------------------
         James F. Zahrn
         Executive Vice President and
         Chief Financial Officer

Date:    March 30, 1999



Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/John F. Akers                          By: /s/Crandall C. Bowles
    --------------------------------             --------------------------------------
      John F. Akers, Director                      Crandall C. Bowles, Chairman,
Date: March 30, 1999                               President & Chief Executive Officer
                                                   and  Director
                                                   (Principal Executive Officer)
                                             Date: March 30, 1999

By: /s/John L. Clendenin                      By: /s/Leroy S. Close
    --------------------------------             --------------------------------------
      John L. Clendenin, Director                  Leroy S. Close, Director
Date: March 30, 1999                         Date: March 30, 1999

By: /s/Charles W. Coker                       By: /s/John H. McArthur
    --------------------------------             --------------------------------------
      Charles W. Coker, Director                   John H. McArthur, Director
Date: March 30, 1999                         Date: March 30, 1999

By: /s/Aldo Papone                            By: /s/Donald S. Perkins
    --------------------------------             --------------------------------------
      Aldo Papone, Director                        Donald S. Perkins, Director
Date: March 30, 1999                         Date: March 30, 1999

By: /s/Robin B. Smith                         By: /s/Sherwood H. Smith, Jr.
    --------------------------------             --------------------------------------
      Robin B. Smith, Director                     Sherwood H. Smith, Jr., Director
Date: March 30, 1999                         Date: March 30, 1999

By: /s/Stewart Turley
    --------------------------------
      Stewart Turley, Director
Date: March 30, 1999




By: /s/James F. Zahrn                         By: /s/Charles M. Metzler
    --------------------------------             --------------------------------------
      James F. Zahrn                               Charles M. Metzler,
      Executive Vice President and                 Vice President-Controller
      Chief Financial Officer                     (Principal Accounting Officer)
      (Principal Financial Officer)

Date: March 30, 1999                         Date: March 30, 1999

                       SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, DC
                     --------------------------------------







                                    EXHIBITS






                   * * * * * * * * * * * * * * * * * * * * * *

                                  EXHIBIT INDEX
Item
(2)      (a)      Agreement and Plan of Merger dated February 6, 1995, as
                  amended on March 7, 1995, among Springs Industries, Inc.,
                  Dundee Acquisition Corp., and Dundee Mills, Incorporated, incorporated by reference from Form 8-K filed June 12, 1995.

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

         (b) Springs' Bylaws, amended as of December 12, 1996, incorporated by reference from Form 10-K filed March 27, 1998.

(4) $225,000,000 Credit Agreement dated December 17, 1997, among Springs Industries, Inc., Wachovia Bank, N.A., Bank of America NT & SA, SunTrust Bank, Atlanta, The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi, Ltd., Mellon Bank, N.A., and The Fuji Bank, Limited, Atlanta Agency, incorporated by reference from Form 10-K filed March 27, 1998.

                  Note: No other long-term debt instrument issued by the Company exceeds 10% of the consolidated total assets of the Company and its subsidiaries. In accordance with paragraph 4(iii) of
                  Item 601 of Regulation S-K, the Company will furnish to the Commission upon request copies of long-term debt instruments and related agreements.

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

           (b) Springs' Restricted Stock Plan, incorporated by reference from Form 10-K, filed March 19, 1982. Amendment dated August 19, 1983, incorporated by reference from Form 10-K filed March 16, 1984.

           (c) Springs' Deferred Compensation Plan, as amended and restated on August 18, 1994, incorporated by reference from Form 10-Q filed November 14, 1994.

           (d) Springs' Senior Executive Supplemental Retirement Plan, incorporated by reference from Form 10-K, filed March 19, 1982. Amendment dated February 26, 1987, incorporated by reference from Form 10-K, filed March 27, 1987. Amendment dated June 20, 1991, incorporated by reference from Form 10-K filed March 25, 1992.

           (e) Springs' Shadow Retirement Plan, incorporated by reference from Form 10-K, filed March 19, 1982. Amendment adopted October 18, 1990, incorporated by reference from Form 10-K filed March 25, 1991.

           (f) Springs' Deferred Compensation Plan for Outside Directors, as amended and restated on August 18, 1994, incorporated by reference from Form 10-Q, filed November 14, 1994. Amendments adopted as of October 29, 1995, and as of November 1, 1996, incorporated by reference from Form 10-K filed March 28, 1997.

           (g) Springs' Outside Directors COLI Deferred Compensation Plan adopted December 12, 1985, incorporated by reference from Form 10-K filed March 14, 1986.

           (h) Springs' Senior Management COLI Deferred Compensation Plan adopted December 12, 1985, incorporated by reference from Form 10-K filed March 14, 1986.

           (i) Springs' 1991 Incentive Stock Plan, as approved by shareholders on April 15, 1991, incorporated by reference from the Company's Proxy Statement to Shareholders dated February 27, 1991, under the caption "Exhibit A" on pages A-1 through A-12 of such Proxy Statement. Amendments approved by shareholders on April 29, 1996, incorporated by reference from Form 10-Q filed May 14, 1996. Amendments as of November 1, 1996, incorporated by reference from Form 10-K filed March 28, 1997.

           (j) Springs' 1999 Incentive Stock Plan, as approved by the Board of Directors on February 11, 1999, and subject to shareholder approval, incorporated by reference from the Company's Proxy Statement to Shareholders dated March 3, 1999, under the caption "Exhibit B" on pages B-1 through B-13 of such Proxy Statement.

           (k) Springs' 1991 Restricted Stock Plan for Outside Directors, as approved by the Company's shareholders on April 15, 1991, incorporated by reference from the Company's Proxy Statement to Shareholders dated February 27, 1991, under the caption "Exhibit B" on pages B-1 through B-4 of such Proxy Statement.

           (l) Springs' Amended and Restated Achievement Incentive Plan, as approved by the Board of Directors on April 13, 1992, incorporated by reference from Form 10-Q filed May 11, 1992. Amendment approved by the Board of Directors on February 18, 1993, incorporated by reference from Form 10-K filed March 31, 1993. Amendment approved by the Board of Directors on February 12, 1998.

           (m) Springs' Contingent Compensation Plan adopted by the Board of Directors on June 20, 1991, incorporated by reference from Form 10-Q filed November 12, 1991.

           (n) Springs' Excess Benefits Plan adopted by the Board of Directors on August 18, 1994, and amended and restated effective March 1, 1996, incorporated by reference from Form 10-K filed March 28, 1997.

           (o) Form of stock option agreement used in conjunction with option grants under the 1991 Incentive Stock Plan from December 1991 to February 1995, incorporated by reference from Form 10-K filed March 27, 1998.

           (p) Form of stock option agreement used in conjunction with option grants under the 1991 Incentive Stock Plan from October 1995 to 1997, incorporated by reference from Form 10-K filed March 27, 1998.

           (q) Form of agreement used in conjunction with grants of performance units under the 1991 Incentive Stock Plan, incorporated by reference from Form 10-K filed March 27, 1998.

           (r) Financial Planning Policy for certain executives of the Company, incorporated by reference from Form 10-K filed March 27, 1998.

(13) Pages 13 through 36 of the 1998 Annual Report to Shareholders, which have been expressly incorporated by reference.

(21)       List of Subsidiaries of Springs.

(23) Consent of expert for Form S-8 Registration Statement for 1991 Incentive Stock Plan and 1991 Restricted Stock Plan for Outside Directors.

(27)       Financial Data Schedule (for SEC purposes)

                     AMENDMENT TO ACHIEVEMENT INCENTIVE PLAN


The Springs Industries, Inc. Achievement Incentive Plan is amended effective January 4, 1998, as follows:

1.       By adding the following new definitions under Article II of the Plan:

                  The "ROAE" for the Corporate Unit shall mean the total of the Operating Profits of the Divisions for the Plan Year divided by the total of the Divisions' amount of Actual Assets Employed.

                  "ROAE Improvement Factor" of the Corporate Unit shall mean (i) the amount of Actual Assets Employed by all Divisions for the Plan Year multiplied by (ii) the increase, if any, in the ROAE for the Corporate Unit for the Plan Year over the ROAE for the Corporate Unit for the immediately preceding Plan Year.

2.       By adding the following new paragraph C. of Article V of the Plan:

                  C. The Financial Performance Target for the Corporate Unit shall mean 15% of the ROAE for the Corporate Unit.

3. By deleting paragraph A.2. of Article VI and substituting the following new paragraph:

                  The Award Pool factor for the Corporate Unit shall be based on the percentage of achievement of the Corporation of its Financial Performance Target, as set forth in Appendix B to the Plan, subject to a maximum of 150%; provided, however, that the Award Pool Factor shall be "0" if the percentage of achievement is less than 25%.

4.       By deleting paragraph C of Article VI and substituting the following:

         The Award Pool for the Corporate Unit shall equal the sum of the following, subject to a maximum Award Pool equal to 200% of the Corporate Target Award Pool:

         (1) the Corporate Award Pool Factor times the Corporate Target Award Pool; plus

         (2)      4% of the Corporate ROAE Improvement Factor, if any;

         (3)      the amounts allocated back to the Corporate Unit pursuant to
                  Section VII.B.


                                                  s/Robert W. Moser
                                                  -----------------------------
                                                  Executive Vice President
Date:    February 1999