Form 10-Q
period 1999-04-03
SPRINGS INDUSTRIES INC
filed 1999-05-18
CIK 93102

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                  F O R M 10-Q


For the Quarter Ended April 3, 1999             Commission File Number 1-5315

                          ===========================


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

As of May 13, 1999, there were 10,690,342 shares of Class A Common Stock and 7,156,663 shares of Class B Common Stock of Springs Industries, Inc. outstanding.

                         ------------------------------

There are 35 pages in the sequentially numbered, manually signed original of this report.

                       The Index to Exhibits is on Page 21

                         TABLE OF CONTENTS TO FORM 10-Q



PART I - FINANCIAL INFORMATION


ITEM                                                                   PAGE
----                                                                   ----
1.                CONDENSED CONSOLIDATED FINANCIAL STATEMENTS             3

2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF                11
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK                                    17


PART II - OTHER INFORMATION


4.                SUBMISSION OF MATTERS TO A VOTE                        18
                    OF SECURITY HOLDERS

6.                EXHIBITS                                               19


SIGNATURES                                                               20

EXHIBIT INDEX                                                            21

                                     PART I
              ITEM I - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


SPRINGS INDUSTRIES, INC.
Condensed Consolidated Statement of Operations and Retained Earnings
(In thousands except per share amounts)
(Unaudited)

                                                                                        THIRTEEN WEEKS ENDED
                                                                                    ------------------------------
                                                                                    APRIL 3,             APRIL 4,
                                                                                      1999                 1998
                                                                                    ---------           ----------
OPERATIONS
 Net sales.....................................................                     $ 584,000           $  556,736

 Cost and expenses:
   Cost of goods sold .........................................                       481,356              455,059
   Selling, general and administrative expenses................                        72,819               75,001
   Restructuring and realignment expenses......................                            --               24,850
   Year 2000 expenses..........................................                           452                1,420
   Interest expense............................................                         6,329                5,554
   Other (income) expense......................................                        (1,527)                (144)
                                                                                    ---------           ----------
   Total.......................................................                       559,429              561,740
                                                                                    ---------           ----------

 Income (loss) before income taxes.............................                        24,571               (5,004)

 Income tax provision (benefit)................................                         9,327               (1,905)
                                                                                    ---------           ----------

   Net income (loss)...........................................                     $  15,244           $   (3,099)
                                                                                    =========           ==========

 Basic earnings (loss) per common share........................                     $     .85           $     (.16)
                                                                                    =========           ==========

 Diluted earnings (loss) per common share. ....................                     $     .84           $     (.16)
                                                                                    =========           ==========

 Cash dividends declared per common share:
   Class A common shares.......................................                     $     .33           $      .33
                                                                                    =========           ==========
   Class B common shares.......................................                     $     .30           $      .30
                                                                                    =========           ==========
 Basic weighted-average common shares outstanding..............                        17,831               19,396
 Dilutive effect of stock-based compensation awards............                           258                   --
                                                                                    ---------           ----------
 Diluted weighted-average common shares outstanding............                        18,089               19,396
                                                                                    =========           ==========

RETAINED EARNINGS
 Retained earnings at beginning of period......................                     $ 631,943           $  701,354
 Net income (loss).............................................                        15,244               (3,099)
 Repurchase of Class A common stock............................                            --              (29,059)
 Cash dividends declared.......................................                        (5,672)              (6,188)
                                                                                    ---------           ----------
 Retained earnings at end of period............................                     $ 641,515           $  663,008
                                                                                    =========           ==========


See Notes to Condensed Consolidated Financial Statements.

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Balance Sheet
(In thousands except share data)
(Unaudited)

                                                    APRIL 3,        JANUARY 2,
                                                     1999              1999
                                                 -----------       -----------
ASSETS
Current assets:
  Cash and cash equivalents ...............      $       890       $    48,127
  Accounts receivable, net ................          328,579           275,144
  Inventories, net ........................          387,671           387,988
  Other ...................................           51,676            75,917
                                                 -----------       -----------
    Total current assets ..................          768,816           787,176
                                                 -----------       -----------

Property, plant and equipment .............        1,391,717         1,350,223
  Accumulated depreciation ................         (817,258)         (794,827)
                                                 -----------       -----------
    Property, plant and equipment, net ....          574,459           555,396
                                                 -----------       -----------
Other assets ..............................          125,397            92,760
                                                 -----------       -----------

    Total .................................      $ 1,468,672       $ 1,435,332
                                                 ===========       ===========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term borrowings ...................      $     7,200       $        --
  Current maturities of long-term debt ....           21,551            21,313
  Accounts payable ........................          107,689           104,796
  Other accrued liabilities ...............          102,405           106,158
                                                 -----------       -----------
    Total current liabilities .............          238,845           232,267
                                                 -----------       -----------

Noncurrent liabilities:
  Long-term debt ..........................          291,548           267,991
  Accrued benefits and deferred
   compensation ...........................          172,200           179,885
  Other ...................................           31,005            31,073
                                                 -----------       -----------
    Total noncurrent liabilities ..........          494,753           478,949
                                                 -----------       -----------

Shareowners' equity:
  Class A common stock- $.25 par value
    (10,733,503 and 10,728,594 shares
    issued in 1999 and 1998, respectively)             2,683             2,682
  Class B common stock- $.25 par value
    (7,196,864 shares issued and
    outstanding in 1999 and 1998) .........            1,799             1,799
  Additional paid-in capital ..............          100,773           100,446
  Retained earnings .......................          641,515           631,943
  Cost of Class A common shares in treasury
    (97,169 and 98,313 shares in 1999
    and 1998, respectively) ...............           (2,210)           (2,230)
  Accumulated other comprehensive loss ....           (9,486)          (10,524)
                                                 -----------       -----------
    Total shareowners' equity .............          735,074           724,116
                                                 -----------       -----------
    Total .................................      $ 1,468,672       $ 1,435,332
                                                 ===========       ===========


See Notes to Condensed Consolidated Financial Statements.

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

                                                               THIRTEEN WEEKS ENDED
                                                          -----------------------------
                                                           APRIL 3,            APRIL 4,
                                                            1999                1998
                                                          --------           ----------
Operating activities:
  Net income (loss) ............................          $ 15,244           $ (3,099)
  Adjustments to reconcile net income (loss) to
   net cash used by operating activities:
   Depreciation and amortization ...............            25,614             23,266
   Provision for restructuring costs ...........                --             23,049
   Gains on disposals of property, plant and
     equipment .................................            (1,133)                --
   Changes in working capital, net .............           (41,864)           (77,608)
   Other, net ..................................           (19,167)            (4,318)
                                                          --------           --------
      Net cash used by operating activities ....           (21,306)           (38,710)
                                                          --------           --------

Investing activities:
  Purchases of property, plant and
    equipment ..................................           (33,079)           (34,255)
  Proceeds from sales of property, plant and
    equipment ..................................             2,641                311
  Proceeds from sales of businesses ............            36,094                 --
  Business acquisitions ........................           (47,754)                --
  Principal collected on notes receivable ......               476              2,002
                                                          --------           --------
      Net cash used by investing activities ....           (41,622)           (31,942)
                                                          --------           --------

Financing activities:
  Proceeds from (repayments of) short-term
  borrowings, net ..............................             5,979             54,500
  Proceeds from long-term borrowings ...........            25,000             60,000
  Repayments of long-term debt .................            (3,949)              (517)
  Repurchase of Class A common shares ..........                --            (32,367)
  Proceeds from exercise of stock options ......                --              1,600
  Cash dividends paid ..........................           (11,339)           (12,538)
                                                          --------           --------
      Net cash provided by financing activities             15,691             70,678
                                                          --------           --------
Increase (decrease) in cash and cash equivalents          $(47,237)          $     26
                                                          ========           ========


See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation and Significant Accounting Policies:

         The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three-month period ended April 3, 1999, are not necessarily indicative of the results that may be expected for the year ending January 1, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended January 2, 1999 (the "1998 Annual Report") of Springs Industries, Inc. ("Springs" or the "Company").

         Use of Estimates: Preparation of the Company's condensed consolidated statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures relating to contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

         Reclassifications: Certain prior year amounts have been reclassified to conform with the 1999 presentation.

         Recently Issued Accounting Standards: Effective January 3, 1999, the Company adopted Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard revised the accounting for software development costs and requires the capitalization of certain costs which the Company has historically expensed. Adoption of this statement has not had a material impact on the Company's financial position, results of operations, or cash flows.

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in fiscal years beginning after June 15, 1999. This Statement, which the Company intends to adopt for its year 2000 fiscal year, will require the Company to recognize all derivatives on the balance sheet at fair value and may impact the Company's earnings depending on the instruments held at the time of adoption. The Company has not yet determined the impact FASB Statement No. 133 will have on its financial position, results of operations, or cash flows.

2.       Receivables:

         The Company's reserve for doubtful accounts was $11.2 million at April 3, 1999, compared to $11.7 million at January 2, 1999. During the first quarter of 1999, net write-offs of approximately $2.3 million for previously reserved accounts more than offset the $1.8 million increase in the Company's provision for doubtful accounts.

3.       Inventories:

         Inventories are valued at the lower of cost or market and are summarized as follows (in thousands):

                                                                   April 3,            January 2,
                                                                     1999                 1999
                                                                   --------           -----------
         Standard cost (which approximates
          average cost) or average cost:
          Finished goods ................................          $255,023            $267,143
          In process ....................................           166,903             171,438
          Raw materials and supplies ....................            66,191              54,965
                                                                   --------            --------
                                                                    488,117             493,546
         Less LIFO reserve ..............................          (100,446)           (105,558)
                                                                   --------            --------

          Total .........................................          $387,671            $387,988
                                                                   ========            ========

4.       Restructuring and Realignment Costs:

                               1996 Restructuring

         As disclosed in the 1998 Annual Report, in the second quarter of 1996 the Company adopted a restructuring plan to consolidate and realign its fabric manufacturing operations. The restructuring plan was completed during the fourth quarter of 1998.

         The Company incurred realignment expenses of $1.8 million during the first quarter of 1998 for equipment relocation and other expenses related to the 1996 plan that do not qualify as "exit costs" as defined by Emerging Issues Task Force Issue No. 94-3.

                               1998 Restructuring

         As disclosed in the 1998 Annual Report, in the first quarter of 1998, the Company adopted a plan to close one of its facilities, the Rock Hill Printing and Finishing Plant. At that time, the Company recorded a pretax charge of $23.0 million, which included an $11.3 million write-off of plant and equipment, a $4.0 million accrual for anticipated severance costs arising from the elimination of approximately 480 positions, and a $7.7 million accrual primarily for idle plant costs, demolition costs, and costs associated with a defined benefit plan.

         The restructuring plan was completed during the fourth quarter of 1998. Springs reduced the severance accrual in the third quarter of 1998 due to lower-than-expected costs per associate. In addition, the accrual for other expenses was reduced in the third quarter of 1998, primarily as a result of lower-than-anticipated costs associated with a defined benefit plan and its unexpected sale on September 25, 1998, of the Rock Hill facility. As a result of the sale, the Company reversed accruals relating to idle plant costs and demolition costs of approximately $4.3 million in the third quarter of 1998.

5.       Acquisitions and Divestitures:

         On January 5, 1999, the Company acquired the remaining 50 percent interest in American Fiber Industries, LLC ("AFI"), a manufacturer and distributor of bed pillows, mattress pads, down comforters and comforter accessories. Springs acquired its original 50 percent interest in AFI in February 1997 and had been accounting for the original investment under the equity method.

         The purchase price for the remaining interest totaled approximately $15 million. The Company has accounted for the remaining interest as a step-acquisition in accordance with APB Opinion No. 16, "Business Combinations" ("APB 16") whereby the purchase price was allocated to the assets acquired and to the liabilities assumed based on 50 percent of their estimated fair value on the date of acquisition. In addition, AFI's operating results have been included in the Company's consolidated financial statements beginning as of the acquisition date.

         On January 23, 1999, the Company acquired Regal Rugs, Inc. ("Regal"), a subsidiary of Readicut International plc. Regal manufactures bath and accent rugs for sale to department and specialty stores, national chain stores, and catalog retailers. The purchase price was approximately $35 million, subject to possible adjustments. The acquisition was accounted for as a purchase in accordance with APB 16, and its operating results have been included in the Company's consolidated financial statements beginning as of the acquisition date. The purchase price was allocated to the assets acquired and to the liabilities assumed based on their estimated fair market value at the date of acquisition.

         The purchase price allocations for both the AFI and Regal acquisitions are expected to be finalized in mid-1999 upon receipt of independent appraisals of the plants and equipment acquired. No material adjustments to the initial purchase price allocations are expected. The excess of the purchase price over the fair value of net assets acquired, which totaled $35.4 million for both transactions, has been recorded as goodwill and is being amortized on a straight-line basis over 20 years.

         Effective August 7, 1998, the Company sold its UltraSuede business and certain related assets of the UltraFabrics division. Effective December 19, 1998, the Company disposed of its Industrial Products division. Effective January 2, 1999, the Company disposed of the net assets of the Company's Springfield division. Effective March 31, 1999, the Company sold its UltraLeather business, the remaining portion of the UltraFabrics division. The combined sales of these businesses and earnings before interest and taxes included in the Company's first quarter 1998 results were $48.2 million and $4.5 million, respectively. The first quarter 1999 sales and earnings before interest and taxes of the UltraLeather business were not material.

6.       Accrued Benefits and Deferred Compensation:

         The long-term portion of accrued benefits and deferred compensation were comprised of the following: (in thousands)

                                                          April 3,    January 2,
                                                            1999         1999
                                                         ---------    ----------
         Postretirement medical benefit obligation       $ 63,764     $  65,060
         Deferred compensation                             62,367        66,640
         Other employee benefit obligations                46,069        48,185
                                                         --------     ---------

                                                         $172,200     $ 179,885
                                                         ========     =========

7.       Comprehensive Income:

         Comprehensive income (loss) was $16.3 million and $(3.3) million for the three-month periods ended April 3, 1999, and April 4, 1998, respectively. Net income (loss) differed from comprehensive income as a result of foreign currency translation adjustments.

8.       Contingencies:

         As disclosed in the 1998 Annual Report, Springs is involved in certain administrative proceedings governed by environmental laws and regulations, including proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act. In connection with these proceedings, the Company estimates the range of possible losses for such matters to be between $8 million and $13 million and has accrued an undiscounted liability of approximately $11 million as of April 3, 1999, which represents management's best estimate of Springs' probable liability concerning all known environmental matters.

         Springs is also involved in various legal proceedings and claims incidental to its business. Springs is protecting its interests in all such proceedings.

         In the opinion of management, based on the advice of counsel, the likelihood that the resolution of the above matters would have a material adverse impact on either the financial condition or the future results of operations of Springs is remote.

9.       Reportable Segment Information:

         Prior to the first quarter of 1999, Springs had two reportable segments: home furnishings and specialty fabrics. The home furnishings segment manufactures, purchases for resale and markets home furnishings products. The specialty fabrics segment manufactured, finished, purchased for resale and marketed woven and non-woven fabrics. In connection with the Company's recent divestiture of four of its specialty fabrics businesses, including its UltraFabrics Division in March 1999, Springs realigned its organizational structure during the first quarter of 1999 to reflect the Company's strategic focus on the home furnishings market, resulting in one reportable segment. The home furnishings segment's operating results have been restated to include the Company's Retail and Specialty Fabrics unit's operating results, which were previously included in the specialty fabrics segment.

         The home furnishings segment offers a variety of products including sheets, pillowcases, bedspreads, comforters, infant and toddler bedding, shower curtains, accent and bath rugs, towels, other bath fashion accessories, home-sewing fabrics, draperies, drapery hardware, and decorative window furnishings. The operating results of the recently divested specialty fabrics businesses are included in the "other" category for the prior year.

         The accounting policies of the home furnishings segment are the same as those described in the summary of significant accounting policies. The Company evaluates the segment's performance based on profit or loss from operations before income taxes, unusual items, interest expense, and other (income), net. Its principal markets and operations are in North America.

         Based on the current organizational structure, sales and profit from operations before unusual items for the home furnishings segment are as follows: (in millions)


                                                               Three Months Ended
                                                          ----------------------------
                                                           April 3,           April 4,
                                                            1999               1998
                                                          --------           --------
Trade sales:
  Home furnishings .............................          $  584.0           $  508.5
  Other ........................................                --               48.2
                                                          --------           --------
  Total ........................................          $  584.0           $  556.7
                                                          ========           ========

Profit from operations before unusual items:
  Home furnishings .............................          $   29.8           $   22.2
  Other ........................................                --                4.5
                                                          --------           --------
  Total ........................................              29.8               26.7

  Unusual items (1) ............................               0.4               26.3
  Interest expense .............................               6.3                5.5
  Other (income), net ..........................              (1.5)              (0.1)
                                                          --------           --------
  Income (loss) before income taxes ............          $   24.6           $   (5.0)
                                                          ========           ========

(1) Unusual items for the first quarter of 1999 represent Year 2000 expenses. In 1998, unusual items included restructuring and realignment expenses and Year 2000 expenses of which $26.2 million was charged to the home furnishings segment.

Total assets for the home furnishings segment were $1,468.7 million and $1,396.4 million at April 3, 1999, and January 2, 1999, respectively.

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Prior to the first quarter of 1999, Springs had two reportable segments: home furnishings and specialty fabrics. The home furnishings segment manufactures, purchases for resale and markets home furnishings products. The specialty fabrics segment manufactured, finished, purchased for resale and marketed woven and non-woven fabrics. In connection with the Company's recent divestiture of four of its specialty fabrics businesses, including its UltraFabrics Division in March 1999, Springs realigned its organizational structure during the first quarter of 1999 to reflect the Company's strategic focus on the home furnishings market, resulting in one reportable segment. The home furnishings segment's operating results have been restated to include the Retail and Specialty Fabrics unit's operating results, which were previously included in the specialty fabrics segment.

The home furnishings segment offers a variety of products including sheets, pillowcases, bedspreads, comforters, infant and toddler bedding, shower curtains, accent and bath rugs, towels, other bath fashion accessories, home-sewing fabrics, draperies, drapery hardware, and decorative window furnishings. During the first quarter of 1999, the Company acquired two home furnishings businesses. On January 5, 1999, the Company acquired the remaining 50 percent interest in American Fiber Industries, a manufacturer and distributor of bed pillows, mattress pads, down comforters and comforter accessories. The purchase price of the remaining interest totaled approximately $15 million. The Company has accounted for the remaining interest as a purchase with the operating results included in the Company's consolidated financial statements beginning as of the acquisition date. On January 23, 1999, the Company acquired Regal Rugs, Inc. Regal Rugs manufactures bath and accent rugs for sale to department and specialty stores, national chain stores, and catalog retailers. The purchase price was approximately $35 million, subject to possible adjustments. The acquisition was accounted for as a purchase and its operating results have been included in the Company's consolidated financial statements beginning as of the acquisition date. The excess of the purchase price over the fair value of net assets acquired, which totaled $35.4 million for both transactions, has been recorded as goodwill and is being amortized on a straight-line basis over 20 years.

RESULTS OF OPERATIONS

Sales

Net sales for the first quarter of 1999 were $584.0 million, up 4.9 percent from the first quarter of 1998, which included sales from the divested specialty fabrics businesses. The home furnishings segment's sales (as restated) were up
14.8 percent from last year. The increase in home furnishings sales (as restated) was principally attributable to the first-quarter acquisitions of American Fiber Industries and Regal Rugs and stronger sales of bed and bath fashions. The increased bed and bath volume was associated with the initial shipments of significant new programs brought to market during the quarter. Continued weakness in baby products and licensed juvenile bed and bath products partially offset the progress in other bed and bath categories.

Earnings

Net income for the first quarter was $15.2 million, or $0.84 per diluted share, after taking into account the expense of Year 2000 systems remediation. Last year's net loss of $3.1 million, or $0.16 per diluted share, was caused by three unusual items: a pretax charge of $23.0 million associated with the closing of the Company's Rock Hill, South Carolina, plant, realignment expenses arising from the restructuring of fabric manufacturing operations, and Year 2000 expenses. First-quarter income before unusual items was $15.5 million, or $0.86 per diluted share, compared to $13.2 million, or $0.66 per diluted share, a year ago.

The Company's pretax operating profit for the first quarter of 1999 increased by $29.0 million from the comparable period in 1998 (which included pretax operating profit from the divested specialty fabrics businesses), after taking into account the net effects of restructuring and realignment expenses in the prior year and Year 2000 expenses in both years. Similarly, the home furnishings segment's pretax operating profit (as restated) increased by $33.4 million. Excluding the effects of unusual items, the home furnishings segment's pretax operating profit (as restated) for the first quarter increased by $7.6 million compared to the first quarter of 1998. The profit improvement was attributable principally to increased bed and bath sales volume.

RESTRUCTURING AND REALIGNMENT COSTS

                               1996 Restructuring

As disclosed in the 1998 Annual Report, in the second quarter of 1996, the Company adopted a restructuring plan to consolidate and realign its fabric manufacturing operations. The plan benefited operating results by reducing the volume of linear yards and second-quality units produced, by reducing the complexity of the finishing process, and by increasing manufacturing flexibility with respect to the use of finished roll stock. The restructuring plan was completed during the fourth quarter of 1998.

The Company incurred realignment expenses of $1.8 million during the first quarter of 1998 for equipment relocation and other expenses related to the 1996 plan that do not qualify as "exit costs" as defined by Emerging Issues Task Force Issue No. 94-3.

                               1998 Restructuring

As disclosed in the 1998 Annual Report, in the first quarter of 1998, the Company adopted a plan to close one of its facilities, the Rock Hill Printing and Finishing Plant. At that time, the Company recorded a pretax charge of $23.0 million, which included an $11.3 million write-off of plant and equipment, a $4.0 million accrual for anticipated severance costs arising from the elimination of approximately 480 positions, and a $7.7 million accrual primarily for idle plant costs, demolition costs, and costs associated with a defined benefit plan. The benefits derived from this restructuring plan have been lower product costs and better utilization of existing capacity in other facilities.

The restructuring plan was completed during the fourth quarter of 1998. Springs reduced the severance accrual in the third quarter of 1998 due to lower-than-expected costs per associate. In addition, the accrual for other expenses was reduced in third quarter of 1998, primarily as a result of lower-than-anticipated costs associated with a defined benefit plan and its unexpected sale on September 25, 1998, of the Rock Hill facility. As a result of the sale, the Company reversed accruals relating to idle plant costs and demolition costs of approximately $4.3 million in the third quarter of 1998.

CAPITAL RESOURCES AND LIQUIDITY

The Company expects capital expenditures for 1999 to approximate $170 million. Management believes that cash flow from operations, cash received from completed sales of assets and businesses, and borrowings from committed bank lines and commercial paper will adequately provide for the Company's cash needs during 1999.

YEAR 2000 COMPUTER ISSUE

Overview

The "Year 2000 Computer Issue" arises because many computer programs use only two digits to refer to a year. If uncorrected, these computer programs may not be able to distinguish between the years 1900 and 2000 and consequently may fail to operate or may produce unpredictable results.

Springs has been addressing the Year 2000 Computer Issue within its information technology and non-information technology systems through a Company-wide Year 2000 Project. Non-information technology systems typically include embedded technology such as computer chips within manufacturing equipment and building security systems. (Information technology and non-information technology systems are hereinafter referred to as "information systems.") The Company's Year 2000 Project commenced in 1996 and is directed by an internal Program Management Office. In general, Springs' Year 2000 Project is proceeding on or ahead of schedule.

In addition, in 1993, the Company began a series of capital investment projects to improve internal operations and customer service by consolidating and replacing certain information systems. As part of these capital projects, the Company has been replacing certain older, non-compliant information systems with Year 2000 compliant information systems. These capital projects are expected to be completed by the end of the second quarter of 1999.

Year 2000 Project

The Company organized its Year 2000 Project into six broad phases: (1) development of a Company-wide inventory of information systems, (2) development of Company-wide standards, processes and guidelines for remediation, testing and certification, (3) remediation, (4) testing, (5) certification, and (6) development of contingency plans, as necessary. The Company will certify an information system as Year 2000 compliant only after the information system satisfies the Company's established test criteria. The Company completed the inventory of its information systems in 1997. The Company divided the remediation of information systems which would not be replaced through a capital project into two major efforts (business applications and process logic controllers) and also undertook a project to contact certain key trading partners.

         (a) Business Applications: This project addresses all Company business applications, such as general ledger, accounts receivable, order fulfillment and payroll, and the technical infrastructure which supports them. As of April 3, 1999, the Company has certified approximately 98% of its business applications' lines of code as Year 2000 compliant. The Company expects to certify all business applications and supporting technical infrastructure as Year 2000 compliant by the end of the second quarter of 1999, except as disclosed below for recently acquired businesses.

         (b) Process Logic Controllers: This project addresses the hardware, software and associated embedded chips that are used in the operation of all facilities and manufacturing equipment used by the Company. As of April 3, 1999, approximately 95% of the Company's process logic controllers are Year 2000 compliant. The Company projects that the rest will be repaired or replaced by the end of the second quarter of 1999, except as disclosed below for recently acquired businesses.

         (c) Trading Partners: This project involves identifying critical vendors and customers and communicating with them about their compliance status and plans. The Company contacted all trading partners with which it does over $100,000 in business annually, all electronic data interchange trading partners, any other critical trading partner that did not otherwise meet the criteria, and all utilities which serve the Company in order to request written information regarding each trading partner's Year 2000 compliance status. The Company has been receiving written responses which indicate whether its trading partners are or plan to become Year 2000 compliant. The Company is aware that these written responses may not accurately represent the Year 2000 compliance status of its trading partners. The Company is continuing to follow up with its trading partners and will develop contingency plans as necessary.

Costs

The total cost of the Company's Year 2000 Project is not expected to be material to the Company's financial position. The Company presently expects to incur approximately $13 million of pretax expense in connection with its Year 2000 Project. Approximately $2.8 million of pretax expense was incurred in fiscal 1997, the first year in which the Company incurred Year 2000 expenses. In addition, expenses totaling approximately $7.1 million were incurred during 1998 related to this effort. During the first quarter of 1999, the Company incurred $0.5 million of Year 2000 expenses. The funds to complete the remediation efforts are expected to be provided from cash flow from operations.

Acquisitions

The Company plans to remediate or replace all non-compliant information systems at its recently acquired businesses by the end of the fourth quarter of 1999.

Risks

Due to the numerous uncertainties inherent in the Year 2000 Computer Issue, the Company cannot ensure, despite its ongoing communications with its trading partners, that its most important suppliers and customers will be Year 2000 compliant on time. The failure of critical suppliers or customers to timely correct their Year 2000 Computer Problems could materially and adversely affect the Company's operations and financial condition, even resulting in interruption of normal business operations. The Company has implemented and certified a contingency plan to continue transacting business with electronic data interchange trading partners who do not implement the Year 2000 version of the electronic data interchange software. The Company has not completed written contingency plans for the complete business failure of any of its key trading partners, which at this point appears to be unlikely. The Company believes it would be able to identify alternative raw materials suppliers in the event a critical supplier could not supply raw materials to the Company because of a Year 2000 problem.

The failure on the part of the Company to timely complete a Year 2000 remediation project or capital project in one or more of its divisions also could result in an interruption in, or failure of, normal business operations and could materially and adversely affect the Company's financial condition. At the end of first quarter, all projects are proceeding substantially according to plan. The Company believes that all projects will be completed prior to the end of 1999. The Company will continue to monitor all Year 2000 projects and capital projects, including related capital projects, and will develop contingency plans for specific business divisions, if required.

The Company is preparing contingency plans to address the possibility of information systems failures at each of its facilities. The Company expects to complete the majority of these contingency plans during the second quarter of 1999 and will continue to evaluate the need to prepare additional contingency plans.

At this point, the Company cannot determine whether any other contingency plans are necessary or whether any such plan could completely alleviate the risk to the Company of its own or a key trading partner's failure to timely become Year 2000 compliant.

Forward-looking statements contained in this Year 2000 Computer Issue section should be read in conjunction with the Company's disclosures under the heading "FORWARD LOOKING INFORMATION" beginning on page 16.

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

Interest Rate Risk: Springs is exposed to interest rate volatility with regard to existing issuances of variable rate debt. The Company uses interest rate swaps to reduce interest rate volatility and funding costs associated with certain debt issues and to achieve a desired proportion of variable versus fixed-rate debt, based on current and projected market conditions. The fair value of the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations, has not changed materially at April 3, 1999, relative to the fair value of such instruments at January 2, 1999.

Commodity Price Risk: The Company is exposed to price fluctuations related to anticipated purchases of certain raw materials, primarily cotton fiber. Springs uses a combination of forward delivery contracts and exchange-traded futures contracts, consistent with the size of its business, to reduce the Company's exposure to price volatility. Management assesses these contracts on a continuous basis to determine if contract prices will be recovered through subsequent sales. The fair value of futures contracts held at April 3, 1999, was not material, and near-term changes in commodity prices are not expected to have a material impact on the Company's future earnings or cash flows.

NEW PRONOUNCEMENTS

Effective January 3, 1999, the Company adopted Statement of Position No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This standard revised the accounting for software development costs and requires the capitalization of certain costs which the Company has historically expensed. Adoption of this statement has not had a material impact on the Company's financial position, results of operations, or cash flows.

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement, which addresses accounting for derivative instruments, and which the Company plans to adopt for its year 2000 fiscal year, will be effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not determined the impact of this standard on its financial position, results of operations, or cash flows.

FORWARD LOOKING INFORMATION

This Form 10-Q report contains forward-looking statements that are based on management's expectations, estimates, projections, and assumptions. Words such as "expects," "believes," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements which include but are not limited to projections of expenditures, savings, completion dates, cash flows, and operating performance. Such forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guaranties of future performance; instead, they relate to situations with respect to which certain risks and uncertainties are difficult to predict. Actual future results and trends, therefore, may differ materially from what is forecast in forward-looking statements due to a variety of factors, including: the ability of the Company and its suppliers and customers to bring their information systems to readiness for the Year 2000; the health of the retail economy in general, competitive conditions, and demand for the Company's products; progress toward the Company's cost-reduction goals; unanticipated natural disasters; legal proceedings; labor matters; and the availability and price of raw materials which could be affected by weather, disease, energy costs, or other factors.

                     ITEM 3. - QUANTITATIVE AND QUALITATIVE
                          DISCLOSURE ABOUT MARKET RISK

The information called for by this item is incorporated by reference from this Form 10-Q under the caption "Market Risk Sensitive Instruments and Positions" of
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

                           PART II - OTHER INFORMATION

          ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) The annual meeting of the security holders of the Company was held on April 19, 1999.

         (b) During the annual meeting, the security holders of the Company elected the following directors to hold office until the next annual meeting of the security holders and until a successor is duly elected and qualified:

                  John F. Akers                      John H. McArthur
                  Crandall C. Bowles                 Aldo Papone
                  John L. Clendenin                  Robin B. Smith
                  Leroy S. Close                     Sherwood H. Smith, Jr.
                  Charles W. Coker                   Stewart Turley

         (c)

    Description of Matter Voted Upon               For               Against or Withheld          Abstentions
 (i)
 Annual election of directors:
 John F. Akers                                  36,426,012                                          113,417
 Crandall C. Bowles                             36,422,455                                          116,974
 John L. Clendenin                              36,429,160                                          110,269
 Leroy S. Close                                 36,417,120                                          122,309
 Charles W. Coker                               36,426,285                                          113,144
 John H. McArthur                               36,428,852                                          110,577
 Aldo Papone                                    36,425,056                                          114,373
 Robin B. Smith                                 36,425,131                                          114,298
 Sherwood H. Smith, Jr.                         36,425,489                                          113,940
 Stewart Turley                                 36,425,262                                          114,167


 (ii)
 Ratification of the appointment of             36,317,694                 186,516                   35,219
 Deloitte & Touche as the Company's
 auditors


 (iii)
 Adoption of the Company's 1999                 31,691,211               3,623,456                  158,016
 Incentive Stock Plan


         (d)      N/A


                                ITEM 6 - EXHIBITS


The following exhibits are filed as part of this report:

      (10)     Material Contracts-Executive Compensation Plans and Arrangements

              (a) 1999 Deferred Compensation Plan for Outside Directors of Springs Industries, Inc.

              (b)  Springs Industries, Inc., Achievement Incentive Plan

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




DATED:  May 17, 1999

                                  EXHIBIT INDEX


  Item                                                                                           Page Number
  ----                                                                                           -----------
  (10) (a)      1999 Deferred Compensation Plan for Outside Directors                                 22
                of Springs Industries, Inc. effective April 19, 1999,
                filed herein (10 pages)

       (b)      Springs Industries, Inc. Achievement Incentive Plan,                                  32
                effective January 3, 1999, filed herein (3 pages)

  (27)          Financial Data Schedule (for SEC purposes)                                            35