Form 10-Q
period 1999-07-03
SPRINGS INDUSTRIES INC
filed 1999-08-17
CIK 93102

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                            -----------------------


                                   FORM 10-Q

For the Quarter Ended July 3, 1999                 Commission File Number 1-5315


                     =====================================


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

                     =====================================


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                           Yes [X]    No [ ]

                     =====================================

As of August 12, 1999, there were 10,719,763 shares of Class A Common Stock and 7,156,663 shares of Class B Common Stock of Springs Industries, Inc. outstanding.
                     =====================================

There are 23 pages in the sequentially numbered, manually signed original of this report.


                      The Index to Exhibits is on Page 22

                         TABLE OF CONTENTS TO FORM 10-Q



PART I - FINANCIAL INFORMATION


ITEM                                                                                      PAGE
----                                                                                      ----

1.                FINANCIAL STATEMENTS                                                      3

2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF                                  11
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK                                                      18



PART II - OTHER INFORMATION


ITEM                                                                                      PAGE
----                                                                                      ----

1.                LEGAL PROCEEDINGS                                                        19


6.                EXHIBITS                                                                 20


SIGNATURES                                                                                 21


EXHIBIT INDEX                                                                              22

                         PART I - FINANCIAL INFORMATION
                         ITEM 1.- FINANCIAL STATEMENTS
SPRINGS INDUSTRIES, INC.
Condensed Consolidated Statement of Operations and Retained Earnings
(In thousands except per share amounts)
(Unaudited)

                                                                   THIRTEEN WEEKS ENDED                   TWENTY-SIX WEEKS ENDED
                                                              ----------------------------          --------------------------------
                                                                JULY 3,           JULY 4,             JULY 3,               JULY 4,
                                                                 1999              1998                1999                  1998
                                                              ---------          ---------          -----------          -----------
OPERATIONS
 Net sales .........................................         $ 544,909          $ 537,082          $ 1,128,909          $ 1,093,818

 Cost and expenses:
   Cost of goods sold ..............................           446,043            443,877              927,399              898,936
   Selling, general and
     administrative expenses .......................            69,787             65,815              139,824              137,621
   Provision for uncollectible
     accounts ......................................             1,589              8,915                4,371               12,110
   Restructuring and
     realignment expenses ..........................                --              1,240                   --               26,090
   Year 2000 expenses ..............................               263              2,331                  715                3,751
   Interest expense ................................             6,561              6,504               12,890               12,058
   Other income, net ...............................              (785)              (480)              (2,312)                (624)
                                                             ---------          ---------          -----------          -----------
   Total ...........................................           523,458            528,202            1,082,887            1,089,942
                                                             ---------          ---------          -----------          -----------

 Income before income taxes ........................            21,451              8,880               46,022                3,876

 Income tax provision ..............................             8,157              3,379               17,484                1,474
                                                             ---------          ---------          -----------          -----------

    Net income .....................................         $  13,294          $   5,501          $    28,538          $     2,402
                                                             =========          =========          ===========          ===========

 Basic earnings per common
  share ............................................         $     .74          $     .29          $      1.60          $       .13
                                                             =========          =========          ===========          ===========

 Diluted earnings per common
  share ............................................         $     .73          $     .28          $      1.57          $       .12
                                                             =========          =========          ===========          ===========

Cash dividends declared per common share:
  Class A common shares ............................         $     .33          $     .33          $       .66          $       .66
                                                             =========          =========          ===========          ===========
  Class B common shares ............................         $     .30          $     .30          $       .60          $       .60
                                                             =========          =========          ===========          ===========
Basic weighted-average
 common shares outstanding .........................            17,866             18,850               17,849               19,123
Dilutive effect of stock-
 based compensation awards .........................               305                466                  281                  509
                                                             ---------          ---------          -----------          -----------
Diluted weighted-average
 common shares outstanding .........................            18,171             19,316               18,130               19,632
                                                             =========          =========          ===========          ===========

RETAINED EARNINGS
 Retained earnings at
  beginning of period ..............................         $ 641,515          $ 663,008          $   631,943          $   701,354
 Net income ........................................            13,294              5,501               28,538                2,402
 Repurchase of Class A
  common stock .....................................                --            (28,194)                  --              (57,253)
 Cash dividends declared ...........................            (5,683)            (6,019)             (11,355)             (12,207)
                                                             ---------          ---------          -----------          -----------

 Retained earnings at end of
  period ...........................................         $ 649,126          $ 634,296          $   649,126          $   634,296
                                                             =========          =========          ===========          ===========

See Notes to Condensed Consolidated Financial Statements.

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Balance Sheet
(In thousands except share data)
(Unaudited)

                                                            JULY 3,        JANUARY 2,
                                                             1999             1999
                                                         ------------     ------------
ASSETS
Current assets:
  Cash and cash equivalents ......................       $        691     $     48,127
  Accounts receivable, net .......................            324,959          275,144
  Inventories, net ...............................            434,570          387,988
  Other ..........................................             44,401           75,917
                                                         ------------     ------------
    Total current assets .........................            804,621          787,176
                                                         ------------     ------------

Property, plant and equipment ....................          1,405,845        1,350,223
  Accumulated depreciation .......................           (805,455)        (794,827)
                                                         ------------     ------------
    Property, plant and equipment, net ...........            600,390          555,396
                                                         ------------     ------------
Other assets .....................................            123,895           92,760
                                                         ------------     ------------

    Total ........................................       $  1,528,906     $  1,435,332
                                                         ============     ============

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term borrowings ..........................       $     44,700     $         --
  Current maturities of long-term debt ...........             21,322           21,313
  Accounts payable ...............................            107,987          104,796
  Other accrued liabilities ......................            128,674          106,158
                                                         ------------     ------------
    Total current liabilities ....................            302,683          232,267
                                                         ------------     ------------

Noncurrent liabilities:
  Long-term debt .................................            276,627          267,991
  Accrued benefits and deferred
   compensation ..................................            175,195          179,885
  Other ..........................................             30,433           31,073
                                                         ------------     ------------
    Total noncurrent liabilities .................            482,255          478,949
                                                         ------------     ------------

Shareowners' equity:
  Class A common stock- $.25 par value
    (10,816,382 and 10,728,594 shares
    issued in 1999 and 1998, respectively) .......              2,704            2,682
  Class B common stock- $.25 par value
    (7,156,663 and 7,196,864 shares issued and
    outstanding in 1999 and 1998, respectively) ..              1,789            1,799
  Additional paid-in capital .....................            102,343          100,446
  Retained earnings ..............................            649,126          631,943
  Cost of Class A common shares in treasury
    (96,836 and 98,313 shares in 1999
    and 1998, respectively) ......................             (2,203)          (2,230)
  Accumulated other comprehensive loss ...........             (9,791)         (10,524)
                                                         ------------     ------------
    Total shareowners' equity ....................            743,968          724,116
                                                         ------------     ------------
    Total ........................................       $  1,528,906     $  1,435,332
                                                         ============     ============

See Notes to Condensed Consolidated Financial Statements.

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)


                                                                                      TWENTY-SIX WEEKS ENDED
                                                                                      JULY 3,        JULY 4,
                                                                                       1999            1998
                                                                                    ----------     ----------

Operating activities:
  Net income ..................................................................     $   28,538     $    2,402
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
   Depreciation and amortization ..............................................         51,635         45,372
   Provision for restructuring costs ..........................................             --         23,049
   Provision for uncollectible receivables ....................................          4,371         12,110
   Gains on disposals of property, plant and
     equipment ................................................................         (1,575)          (544)
   Changes in working capital, net ............................................        (63,011)       (93,549)
   Other, net .................................................................         (9,868)         4,307
                                                                                    ----------     ----------
      Net cash provided (used) by operating
        activities ............................................................         10,090         (6,853)
                                                                                    ----------     ----------

Investing activities:
  Purchases of property, plant and
    equipment .................................................................        (83,510)       (67,034)
  Proceeds from sales of property, plant and
    equipment .................................................................          4,161            996
  Proceeds from sales of businesses ...........................................         36,094             --
  Business acquisitions .......................................................        (48,248)            --
  Principal collected on notes receivable .....................................            972          4,215
  Notes receivable ............................................................           (610)           (35)
                                                                                    ----------     ----------
      Net cash used by investing activities ...................................        (91,141)       (61,858)
                                                                                    ----------     ----------

Financing activities:
  Short-term borrowings, net ..................................................         43,479         30,950
  Borrowings on revolving credit agreements ...................................         45,000             --
  Repayments of revolving credit agreements ...................................        (25,000)            --
  Proceeds from long-term debt ................................................             --        125,000
  Repayments of long-term debt ................................................        (14,099)        (7,047)
  Repurchase of Class A common shares .........................................             --        (63,123)
  Proceeds from exercise of stock options .....................................          1,258          1,876
  Cash dividends paid .........................................................        (17,023)       (18,556)
                                                                                    ----------     ----------
      Net cash provided by financing activities ...............................         33,615         69,100
                                                                                    ----------     ----------

Increase (decrease) in cash and cash equivalents ..............................        (47,436)           389
Cash and cash equivalents at beginning of period ..............................         48,127            373
                                                                                    ----------     ----------
Cash and cash equivalents at end of period ....................................     $      691     $      762
                                                                                    ==========     ==========

See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation and Significant Accounting Policies:

         The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended July 3, 1999, are not necessarily indicative of the results that may be expected for the year ending January 1, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended January 2, 1999 (the "1998 Annual Report") of Springs Industries, Inc. ("Springs" or the "Company").

         Use of Estimates: Preparation of the Company's condensed consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures relating to contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates.

         Reclassifications: Certain prior year amounts have been reclassified to conform with the 1999 presentation.

         Recently Issued Accounting Standards: In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. In June 1999, the FASB deferred the effective date of the provisions of Statement No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company plans to adopt this standard for its 2001 fiscal year, and has not determined the impact of this standard on its financial position, results of operations, or cash flows.

2.       Accounts Receivable:

         The Company's reserve for doubtful accounts was $14.0 million at July 3, 1999, compared to $11.7 million at January 2, 1999. The increase in the reserve for doubtful accounts reflects a year-to-date provision for doubtful accounts of $4.4 million and net write-offs of approximately $2.1 million for previously reserved accounts.

3.       Inventories:

         Inventories are valued at the lower of cost or market and are summarized as follows: (in thousands)

                                                          July 3,         January 2,
                                                            1999             1999
                                                         ----------       ----------
Standard cost (which approximates
average cost) or average cost:
 Finished goods ..................................       $  307,843       $  267,143
 In process ......................................          164,277          171,438
 Raw materials and supplies ......................           61,066           54,965
                                                         ----------       ----------
                                                            533,186          493,546
Less LIFO reserve ................................          (98,616)        (105,558)
                                                         ----------       ----------

 Total ...........................................       $  434,570       $  387,988
                                                         ==========       ==========

4.       Restructuring and Realignment Costs:

                               1996 Restructuring

         As disclosed in the 1998 Annual Report, in the second quarter of 1996 the Company adopted a restructuring plan to consolidate and realign its fabric manufacturing operations. The restructuring plan was completed during the fourth quarter of 1998. See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, RESTRUCTURING AND REALIGNMENT COSTS, for additional information.

                               1998 Restructuring

         As disclosed in the 1998 Annual Report, in the first quarter of 1998, the Company adopted a restructuring plan to close one of its facilities, the Rock Hill Printing and Finishing Plant. The restructuring plan was completed during the fourth quarter of 1998. See MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, RESTRUCTURING AND REALIGNMENT COSTS, for additional information.

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

         On January 23, 1999, the Company acquired Regal Rugs, Inc. ("Regal"), a subsidiary of Readicut International plc. Regal manufactures bath and accent rugs for sale to department and specialty stores, national chain stores, and catalog retailers. The purchase price was approximately $35 million. The acquisition was accounted for as a purchase in accordance with APB 16, and its operating results have been included in the Company's consolidated financial statements beginning as of the acquisition date. The purchase price was allocated to the assets acquired and to the liabilities assumed based on their estimated fair market value at the date of acquisition.

         The excess of the purchase price over the fair value of net assets acquired, which totaled $34.5 million for both transactions, has been recorded as goodwill and is being amortized on a straight-line basis over 20 years.

         Effective August 7, 1998, the Company sold its UltraSuede business and certain related assets of the UltraFabrics division. Effective December 19, 1998, the Company disposed of its Industrial Products division. Effective January 2, 1999, the Company disposed of the net assets of the Company's Springfield division. Effective March 31, 1999, the Company sold its UltraLeather business, the remaining portion of the UltraFabrics division. First-quarter 1999 sales and pretax operating profit before unusual items of the UltraLeather business were not material. The combined sales of these businesses and pretax operating profit before unusual items included in the Company's second quarter 1998 results were $43.7 million and $3.6 million, respectively. The operating results for the six-month period ended July 4, 1998 included sales and pretax operating profit before unusual items of $91.9 million and $8.1 million, respectively, related to these businesses.

6.       Accrued Benefits and Deferred Compensation:

         The long-term portion of accrued benefits and deferred compensation was comprised of the following: (in thousands)

                                                           July 3,        January 2,
                                                            1999             1999
                                                         ----------       ----------

Postretirement medical benefit obligation ........       $   63,218       $   65,060
Deferred compensation ............................           64,594           66,640
Other employee benefit obligations ...............           47,383           48,185
                                                         ----------       ----------

                                                         $  175,195       $  179,885
                                                         ==========       ==========

7.       Comprehensive Income:

         Comprehensive income was $29.3 million and $1.5 million for the six-month periods ended July 3, 1999, and July 4, 1998, respectively. Net income differed from comprehensive income as a result of foreign currency translation adjustments.

8.       Contingencies:

         As disclosed in the 1998 Annual Report, Springs is involved in certain administrative proceedings governed by environmental laws and regulations, including proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act. In connection with these proceedings, the Company estimates the range of possible losses for such matters to be between $8 million and $13 million and has accrued an undiscounted liability of approximately $11 million as of July 3, 1999, which represents management's best estimate of Springs' probable liability concerning all known environmental matters.

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

         The accounting policies of the home furnishings segment are the same as the accounting policies of the Company. The Company evaluates the segment's performance based on profit or loss from operations before income taxes, unusual items, interest expense, and other income, net. Its principal markets and operations are in North America.

         Based on the current organizational structure, sales and profit from operations before unusual items for the home furnishings segment are as follows: (in millions)


                                                                  Three Months Ended            Six Months Ended
                                                                 July 3,        July 4,        July 3,     July 4,
                                                                  1999           1998           1999         1998
                                                                --------       --------       --------     --------

         Trade sales:
           Home furnishings ..............................      $  544.9       $  493.4       $1,128.9     $1,001.9
           Other .........................................            --           43.7             --         91.9
                                                                --------       --------       --------     --------
           Total .........................................      $  544.9       $  537.1       $1,128.9     $1,093.8
                                                                ========       ========       ========     ========

         Profit from operations before unusual items:
           Home furnishings ..............................      $   27.5       $   14.9       $   57.3     $   37.1
           Other .........................................            --            3.6             --          8.1
                                                                --------       --------       --------     --------
           Total .........................................          27.5           18.5           57.3         45.2

           Unusual items (1) .............................           0.3            3.6            0.7         29.8
           Interest expense ..............................           6.5            6.5           12.9         12.1
           Other income, net .............................          (0.8)          (0.5)          (2.3)        (0.6)
                                                                --------       --------       --------     --------
           Income before income taxes ....................      $   21.5       $    8.9       $   46.0     $    3.9
                                                                ========       ========       ========     ========

         (1) Unusual items for the three-month and six-month periods ended July 3, 1999 represent Year 2000 expenses. In 1998, unusual items included Year 2000 expenses and restructuring and realignment expenses, of which $3.4 million and $29.7 million were charged to the home furnishings segment during the three-month and the six-month periods ended July 4, 1998, respectively.

                 Total assets for the home furnishings segment were $1,528.9 million and $1,396.4 million at July 3, 1999, and January 2, 1999, respectively.

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

The home furnishings segment offers a variety of products including sheets, pillowcases, bedspreads, comforters, infant and toddler bedding, shower curtains, accent and bath rugs, towels, other bath fashion accessories, home-sewing fabrics, draperies, drapery hardware, and decorative window furnishings. During the first quarter of 1999, the Company acquired two home furnishings businesses. On January 5, 1999, the Company acquired the remaining 50 percent interest in American Fiber Industries, LLC ("AFI"), a manufacturer and distributor of bed pillows, mattress pads, down comforters and comforter accessories. The purchase price of the remaining interest totaled approximately $15 million. The Company has accounted for the remaining interest as a purchase and AFI's operating results have been included in the Company's consolidated financial statements beginning as of the acquisition date. On January 23, 1999, the Company acquired Regal Rugs, Inc ("Regal"). Regal manufactures bath and accent rugs for sale to department and specialty stores, national chain stores, and catalog retailers. The purchase price was approximately $35 million. The acquisition was accounted for as a purchase and Regal's operating results have been included in the Company's consolidated financial statements beginning as of the acquisition date.

RESULTS OF OPERATIONS

Sales

Net sales for the second quarter of 1999 were $544.9 million, up 1.5 percent from the second quarter of 1998. This increase in sales was principally attributable to the first-quarter acquisitions of AFI and Regal. The sales growth was partially offset by continued weakness in licensed juvenile bed and bath products sales volume and the continuing effects on pricing of a competitive institutional business. Excluding the 1998 sales of the divested specialty fabrics businesses, net sales increased 10.4 percent over the second quarter of 1998.

During the first six months of 1999, net sales were $1.129 billion, up 3.2 percent from a year ago. The year-to-date increase reflects higher bed and bath volume associated with new programs brought to market during the first quarter of 1999, as well as the second quarter items discussed above. Excluding the sales of the divested specialty fabrics businesses for the first six months of 1998, net sales increased 12.7 percent.

Earnings

Net income for the second quarter was $13.3 million, or $0.73 per diluted share, compared to last year's $5.5 million, or $0.28 per diluted share. In addition to the unusual items described below, 1998 was lower due to a $7.5 million pretax ($4.7 million after tax) charge in the second quarter of 1998 for uncollectible amounts receivable from certain of the Company's window fashions customers. Unusual items included Year 2000 expenses in both years and restructuring and realignment costs in 1998. See YEAR 2000 COMPUTER ISSUE and RESTRUCTURING AND REALIGNMENT COSTS for additional discussion. Second-quarter income before unusual items was $13.5 million, or $0.74 per diluted share, compared to $7.7 million, or $0.40 per diluted share, a year ago.

The Company's pretax operating profit for the second quarter of 1999 increased $9.0 million over the comparable period in 1998, before the unusual items discussed above. The profit improvement was attributable principally to contributions from the acquired businesses, cost reduction initiatives and the effect of last year's $7.5 million bad debt charge. Excluding the 1998 results of the divested specialty fabrics businesses, second quarter 1999 operating profits before unusual items increased $12.6 million over the second quarter of 1998.

Net income for the first six months of 1999 was $28.5 million, or $1.57 per diluted share, compared to last year's $2.4 million, or $0.12 per diluted share. In addition to the items previously discussed, the increase was attributable principally to higher year-to-date sales volumes, reflecting the new programs brought to market in the first quarter of 1999. Net income before unusual items was $29.0 million, or $1.60 per diluted share in the first half of 1999 and $20.9 million, or $1.06 per diluted share in 1998.

Pretax operating profits before the unusual items discussed above were $12.1 million higher in the first six months of 1999 than the same period in 1998. The increase in operating profits reflects higher sales volumes, including the acquired businesses, cost reduction initiatives and the 1998 bad debt charge. Excluding the 1998 results of the divested specialty fabrics businesses, 1999 year-to-date operating profits before unusual items increased $20.2 million over 1998.

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

During the second quarter of 1998, the severance accrual related to the 1996 plan was reduced by $0.9 million due to lower-than-expected average cost per associate. In addition, during the three-month and six-month periods ended July 4, 1998, the Company incurred realignment expenses of $1.7 million and $3.5 million, respectively, for equipment relocation and other expenses related to the 1996 plan. These expenses did not qualify as "exit costs" as defined by Emerging Issues Task Force Issue No. 94-3.

                               1998 Restructuring

As disclosed in the 1998 Annual Report, in the first quarter of 1998, the Company adopted a restructuring plan to close one of its facilities, the Rock Hill Printing and Finishing Plant. At that time, the Company recorded a pretax charge of $23.0 million, which included an $11.3 million write-off of plant and equipment, a $4.0 million accrual for anticipated severance costs arising from the elimination of approximately 480 positions, and a $7.7 million accrual primarily for idle plant costs, demolition costs, and costs associated with a defined benefit plan. The benefits derived from this restructuring plan have been lower product costs and better utilization of existing capacity in other facilities.

During the second quarter of 1998, the Company also incurred expenses of $0.5 million for equipment relocation and other realignment expenses related to the plan which did not qualify as "exit costs" as defined by Emerging Issues Task Force Issue No. 94-3.

The restructuring plan was completed during the fourth quarter of 1998. Springs reduced the severance accrual in the third quarter of 1998 due to lower-than-expected costs per associate. In addition, the accrual for other expenses was reduced in the third quarter of 1998, primarily as a result of lower-than-anticipated costs associated with a defined benefit plan and the unexpected sale on September 25, 1998, of the Rock Hill facility. As a result of the sale, the Company reversed accruals relating to idle plant costs and demolition costs of approximately $4.3 million in the third quarter of 1998.

CAPITAL RESOURCES AND LIQUIDITY

The Company expects capital expenditures for 1999 to approximate $170 million. Management believes that cash flow from operations, cash received from completed sales of assets and businesses, and borrowings from committed bank lines, commercial paper and available short-term credit facilities will adequately provide for the Company's cash needs during 1999.

YEAR 2000 COMPUTER ISSUE

Overview

The "Year 2000 Computer Issue" arises because many computer programs use only two digits to refer to a year. If uncorrected, these computer programs may not be able to distinguish between the years 1900 and 2000 and consequently may fail to operate or may produce unpredictable results.

Springs has been addressing the Year 2000 Computer Issue within its information technology and non-information technology systems through a Company-wide Year 2000 Project. Non-information technology systems typically include embedded technology such as computer chips within manufacturing equipment and building security systems. (Information technology and non-information technology systems are hereinafter referred to as "information systems.") The Company's Year 2000 Project commenced in 1996 and is directed by an internal Program Management Office. In general, Springs' Year 2000 Project is proceeding on schedule.

In addition, in 1993, the Company began a series of capital investment projects to improve internal operations and customer service by consolidating and replacing certain information systems. As part of these capital projects, the Company has been replacing certain older, non-compliant information systems with Year 2000 compliant information systems. Substantially all of these capital projects have been completed. The remaining capital projects will be completed during the third quarter of 1999, except as disclosed below for recently acquired businesses.

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

         (a) Business Applications: This project addresses all Company business applications, such as general ledger, accounts receivable, order fulfillment and payroll, and the technical infrastructure which supports them. As of July 3, 1999, the Company has certified approximately 99 percent of its business applications' lines of code as Year 2000 compliant. The Company expects to certify the remaining lines of code as Year 2000 compliant by the end of the third quarter, except as disclosed below for recently acquired businesses.

         (b) Process Logic Controllers: This project addresses the hardware, software and associated embedded chips that are used in the operation of all facilities and manufacturing equipment used by the Company. As of July 3, 1999, the Company has completed the planned remediation or replacement of all but two of the Company's process logic controllers. The Company will replace these two non-compliant process logic controllers by the end of the third quarter of 1999.

         (c) Trading Partners: This project involves identifying critical vendors and customers and communicating with them about their compliance status and plans. The Company contacted all trading partners with which it does over $100,000 in business annually, all electronic data interchange trading partners, any other critical trading partner that did not otherwise meet the criteria, and all utilities which serve the Company in order to request written information regarding each trading partner's Year 2000 compliance status. The Company has been receiving written responses which indicate whether its trading partners are or plan to become Year 2000 compliant. While the Company is aware that these written responses may not accurately represent the Year 2000 compliance status of its trading partners, the Company believes, based on these responses and on additional communications, that no critical trading partner has a Year 2000 compliance issue that will materially impact the Company's results of operations, liquidity or capital resources. The Company is continuing to follow up with its trading partners and to develop contingency plans as necessary.

Acquisitions

The Company plans to remediate or replace all non-compliant information systems at its recently acquired businesses prior to the end of the fourth quarter.

Costs

The total cost of the Company's Year 2000 Project is not expected to be material to the Company's financial position. The Company presently expects to incur approximately $12 million of pretax expense in connection with its Year 2000 Project. Approximately $2.8 million of pretax expense was incurred in fiscal 1997, the first year in which the Company incurred Year 2000 expenses. In addition, expenses totaling approximately $7.1 million were incurred during 1998 related to this effort. Year 2000 expenses were $0.3 million for the quarter and $0.7 million for the six-month period ended July 3, 1999. The funds to complete the Year 2000 Project are expected to be provided from cash flow from operations.

Risks

Because of the numerous uncertainties inherent in the Year 2000 Computer Issue, the Company cannot ensure, despite its ongoing communications with its trading partners, that its most important suppliers and customers will be Year 2000 compliant on time. The failure of critical suppliers or customers to timely correct their Year 2000 Computer Issues could materially and adversely affect the Company's operations and financial condition, even resulting in interruption of normal business operations. The Company has developed a contingency plan to continue transacting business with electronic data interchange trading partners who do not implement the Year 2000 version of the electronic data interchange software. The Company has not completed written contingency plans for the complete business failure of any of its key trading partners. At this point, any such failure appears to be unlikely. The Company believes it would be able to identify alternative raw materials suppliers in the event a critical supplier could not supply raw materials to the Company because of a Year 2000 problem.

The failure on the part of the Company to timely complete a Year 2000 remediation project or capital project in one or more of its businesses also could result in an interruption in, or failure of, normal business operations and could materially and adversely affect the Company's financial condition. At the end of second quarter, all projects are proceeding substantially according to plan. The Company believes that all projects will be completed prior to the end of 1999. The Company will continue to monitor all Year 2000 projects, including related capital projects, and will develop contingency plans for specific businesses, if required.

The Company has prepared contingency plans, as necessary, to address the possibility of information systems failures at its facilities and will continue to evaluate the need to prepare additional contingency plans.

At this point, the Company cannot determine whether any other contingency plans are necessary or whether any such plan could completely alleviate the risk to the Company of its own or a key trading partner's failure to timely become Year 2000 compliant. The lack of Year 2000 compliance by electrical and water utilities, telecommunications providers, financial institutions, government agencies or other providers of general infrastructure which are outside of the Company's control could, in some geographic areas, prohibit the Company from carrying out normal operations.

Forward-looking statements contained in this Year 2000 Computer Issue section should be read in conjunction with the Company's disclosures under the heading "FORWARD LOOKING INFORMATION" beginning on this page 16.

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

Interest Rate Risk: Springs is exposed to interest rate volatility with regard to existing issuances of variable rate debt. The Company uses interest rate swaps to reduce interest rate volatility and funding costs associated with certain debt issues and to achieve a desired proportion of variable versus fixed-rate debt, based on current and projected market conditions. The fair value of the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations, has not changed materially at July 3, 1999, relative to the fair value of such instruments at January 2, 1999.

Commodity Price Risk: The Company is exposed to price fluctuations related to anticipated purchases of certain raw materials, primarily cotton fiber. Springs uses a combination of forward delivery contracts and exchange-traded futures contracts, consistent with the size of its business, to reduce the Company's exposure to price volatility. Management assesses these contracts on a continuous basis to determine if contract prices will be recovered through subsequent sales. The fair value of futures contracts held at July 3, 1999, was not material, and near-term changes in commodity prices are not expected to have a material impact on the Company's future earnings or cash flows.

NEW PRONOUNCEMENTS

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. In June 1999, the FASB deferred the effective date of the provisions of Statement No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company plans to adopt this standard for its 2001 fiscal year, and has not determined the impact of this standard on its financial position, results of operations, or cash flows.

FORWARD LOOKING INFORMATION

This Form 10-Q report contains forward-looking statements that are based on management's expectations, estimates, projections, and assumptions. Words such as "expects," "believes," "estimates," and variations of such words and similar expressions are intended to identify such forward-looking statements which include but are not limited to projections of expenditures, savings, completion dates, cash flows, and operating performance. Such forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guaranties of future performance; instead, they relate to situations with respect to which certain risks and uncertainties are difficult to predict. Actual future results and trends, therefore, may differ materially from what is forecasted or predicted in forward-looking statements due to a variety of factors, including: the ability of the Company and its suppliers and customers to bring their information systems to readiness for the Year 2000; the public and political influence on the resolution of issues described in
Part II, Item 1; the health of the retail economy in general, competitive conditions, and demand for the Company's products; progress toward the Company's cost-reduction goals; unanticipated natural disasters; legal proceedings; labor matters; and the availability and price of raw materials which could be affected by weather, disease, energy costs, or other factors.

         ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this item is incorporated by reference from this Form 10-Q under the caption "Market Risk Sensitive Instruments and Positions" of Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations."

                          PART II - OTHER INFORMATION
                          ITEM 1. - LEGAL PROCEEDINGS


The Company operates a towel finishing plant in Griffin, Georgia, which discharges treated wastewater into a creek located near the plant. Because the plant is unable to meet its National Pollutant Discharge Elimination System ("NPDES") permit for the discharge, the Company negotiated a consent order in 1997 with the Georgia Environmental Protection Division ("EPD").

The consent order requires the Company to achieve compliance by December 6, 1999. The deadline was established by the Environmental Protection Agency ("EPA") in connection with a decision by the Federal District Court, Northern District of Georgia, involving parties other than the Company. The Company has developed alternative methods for achieving compliance. The preferred method would be to construct a pipeline approximately 12 miles in length along state, county and city right-of-ways in order to discharge the treated wastewater into the Flint River. Use of these right-of-ways would require approval from these authorities. On January 5, 1999, the Company applied to EPD for a permit to discharge into the Flint River. EPD has issued a draft permit and has held one public hearing regarding the permit. There has been significant public opposition to issuance of the permit. EPD has announced that it will schedule another hearing before it takes final action on the permit application.

The Company has determined that it likely will not be able to achieve compliance with its existing NPDES permit by December 6, 1999. The Company contemplates that either it or EPD will initiate proceedings to extend the existing consent order for the period of time necessary to achieve compliance. Management believes it is unlikely that EPD would deny an extension of the consent order, but it is possible that the EPD could impose sanctions in excess of $100,000 in connection with an extension of the consent order. Any action by EPD will be subject to review by the EPA, which could impose additional sanctions.

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

                                            SPRINGS INDUSTRIES, INC.



                                          By:  /s/ C. Powers Dorsett
                                               -------------------------------
                                               C. Powers Dorsett
                                               Senior Vice President-General
                                               Counsel and Corporate Secretary
                                               (Duly Authorized Officer)


                                          By:  /s/ Charles M. Metzler
                                               -------------------------------
                                               Charles M. Metzler
                                               Vice President-Controller
                                               (Principal Accounting Officer)




DATED:  August 17, 1999

                                 EXHIBIT INDEX


         Item                                                          Page No.
         ----                                                          --------

         (27)     Financial Data Schedule (for SEC purposes)             23