Form 10-Q
period 1999-10-02
SPRINGS INDUSTRIES INC
filed 1999-11-16
CIK 93102

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------


                                  F O R M 10-Q

For the Quarter Ended October 2, 1999              Commission File Number 1-5315

                    =======================================

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

                               Yes [X]   No [ ]

                     =====================================

As of November 9, 1999, there were 10,733,899 shares of Class A Common Stock and 7,156,663 shares of Class B Common Stock of Springs Industries, Inc. outstanding.

                     =====================================

There are 27 pages in the sequentially numbered, manually signed original of this report.


                      The Index to Exhibits is on Page 22

                         TABLE OF CONTENTS TO FORM 10-Q
                         ------------------------------


PART I - FINANCIAL INFORMATION
------------------------------

ITEM                                                                                      PAGE
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


PART II - OTHER INFORMATION
---------------------------

ITEM                                                                                      PAGE
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

                         PART I - FINANCIAL INFORMATION
                         ITEM 1.- FINANCIAL STATEMENTS

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Statement of Operations and Retained Earnings
(In thousands except per share amounts)
(Unaudited)


                                               THIRTEEN WEEKS ENDED           THIRTY-NINE WEEKS ENDED
                                             ------------------------      ----------------------------
                                              OCT. 2,        OCT. 3,         OCT. 2,          OCT. 3,
                                               1999           1998            1999              1998
                                             ---------      ---------      -----------      -----------
OPERATIONS
 Net sales.................................  $ 562,897      $ 578,312      $ 1,691,806      $ 1,672,130

 Cost and expenses:
   Cost of goods sold......................    456,928        479,139        1,384,327        1,378,075
   Selling, general and
     administrative expenses...............     69,644         65,134          209,468          202,755
   Provision for uncollectible
     accounts..............................      1,935          3,279            6,306           15,389
   Restructuring and realign-
     ment expenses (income)................         --         (4,471)              --           21,619
   Impairment charge.......................         --          4,783               --            4,783
   Year 2000 expenses......................        129          2,096              844            5,847
   Interest expense........................      6,741          6,741           19,631           18,799
   Other income, net.......................     (1,506)       (12,962)          (3,818)         (13,586)
                                             ---------      ---------      -----------      -----------
   Total...................................    533,871        543,739        1,616,758        1,633,681
                                             ---------      ---------      -----------      -----------

 Income before income taxes................     29,026         34,573           75,048           38,449

 Income tax provision......................     11,038         12,751           28,522           14,225
                                             ---------      ---------      -----------      -----------

    Net income.............................  $  17,988      $  21,822      $    46,526      $    24,224
                                             =========      =========      ===========      ===========

 Basic earnings per common
  share....................................  $    1.01      $    1.20      $      2.61      $      1.29
                                             =========      =========      ===========      ===========

 Diluted earnings per common
  share....................................  $     .99      $    1.19      $      2.56      $      1.26
                                             =========      =========      ===========      ===========

Cash dividends declared per
  common share:
  Class A common shares....................  $     .33      $     .33      $       .99      $       .99
                                             =========      =========      ===========      ===========
  Class B common shares....................  $     .30      $     .30      $       .90      $       .90
                                             =========      =========      ===========      ===========
Basic weighted-average
 common shares outstanding.................     17,878         18,125           17,858           18,790
Dilutive effect of stock-
 based compensation awards.................        318            229              293              416
                                             ---------      ---------      -----------      -----------
Diluted weighted-average
 common shares outstanding.................     18,196         18,354           18,151           19,206
                                             =========      =========      ===========      ===========

RETAINED EARNINGS
 Retained earnings at
  beginning of period......................  $ 649,126      $ 634,296      $   631,943      $   701,354
 Net income                                     17,988         21,822           46,526           24,224
 Repurchase of Class A
  common shares............................         --        (25,323)              --          (82,576)
 Cash dividends declared...................     (5,684)        (5,761)         (17,039)         (17,968)
                                             ---------      ---------      -----------      -----------

 Retained earnings at end of
  period...................................  $ 661,430      $ 625,034      $   661,430      $   625,034
                                             =========      =========      ===========      ===========

See Notes to Condensed Consolidated Financial Statements.

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Balance Sheet
(In thousands except share data)
(Unaudited)


                                                           OCT. 2,              JANUARY 2,
                                                            1999                   1999
                                                         -----------           -----------
ASSETS
Current assets:
  Cash and cash equivalents...........................   $       479           $    48,127
  Accounts receivable, net............................       331,771               275,144
  Inventories, net....................................       436,953               387,988
  Other...............................................        38,273                75,917
                                                         -----------           -----------
    Total current assets..............................       807,476               787,176
                                                         -----------           -----------

Property, plant and equipment.........................     1,424,203             1,350,223
  Accumulated depreciation............................      (812,714)             (794,827)
                                                         -----------           -----------
    Property, plant and equipment, net................       611,489               555,396
                                                         -----------           -----------
Other assets..........................................       122,070                92,760
                                                         -----------           -----------

    Total.............................................   $ 1,541,035           $ 1,435,332
                                                         ===========           ===========

LIABILITIES AND SHAREOWNERS' EQUITY
Current liabilities:
  Short-term borrowings...............................   $    37,150           $        --
  Current maturities of long-term debt................        21,171                21,313
  Accounts payable....................................        98,004               104,796
  Other accrued liabilities...........................       130,033               106,158
                                                         -----------           -----------
    Total current liabilities.........................       286,358               232,267
                                                         -----------           -----------

Noncurrent liabilities:
  Long-term debt......................................       277,921               267,991
  Accrued benefits and deferred
   compensation.......................................       178,186               179,885
  Other...............................................        42,237                31,073
                                                         -----------           -----------
    Total noncurrent liabilities......................       498,344               478,949
                                                         -----------           -----------

Shareowners' equity:
  Class A common stock- $.25 par value
    (10,721,612 and 10,728,594 shares
    issued in 1999 and 1998, respectively)............         2,704                 2,682
  Class B common stock- $.25 par value
    (7,156,663 and 7,196,864 shares issued and
    outstanding in 1999 and 1998, respectively).......         1,789                 1,799
  Additional paid-in capital..........................       102,461               100,446
  Retained earnings...................................       661,430               631,943
  Cost of Class A common shares in treasury
    (96,290 and 98,313 shares in 1999
    and 1998, respectively)...........................        (2,191)               (2,230)
  Accumulated other comprehensive loss................        (9,860)              (10,524)
                                                         -----------           -----------
    Total shareowners' equity.........................       756,333               724,116
                                                         -----------           -----------
    Total.............................................   $ 1,541,035           $ 1,435,332
                                                         ===========           ===========


See Notes to Condensed Consolidated Financial Statements.

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)



                                                              THIRTY-NINE WEEKS ENDED
                                                         ---------------------------------
                                                           OCT. 2,                OCT. 3,
                                                            1999                   1998
                                                         -----------           -----------

Operating activities:
  Net income..........................................     $  46,526           $  24,224
  Adjustments to reconcile net income to net cash
   provided (used) by operating activities:
   Depreciation and amortization......................        74,944              66,428
   Provision for restructuring costs                               -              15,896
   Provision for uncollectible receivables............         6,306              15,389
   Gains on sales of business and investment                       -             (11,109)
   Gains on disposals of property, plant and
     Equipment........................................        (3,602)             (3,653)
   Impairment charge                                                -              4,783
   Changes in working capital, net                           (85,388)            (49,992)
   Other, net.........................................        (6,445)             (1,334)
                                                           ---------           ---------
      Net cash provided by operating
        Activities....................................        32,341              60,632
                                                           ---------           ---------

Investing activities:
  Purchases of property, plant and
    Equipment.........................................      (124,387)            (89,830)
  Proceeds from sales of property, plant and
    Equipment.........................................        32,222               5,942
  Proceeds from sales of businesses...................        36,094              14,950
  Business acquisitions and other investments ........       (52,298)
  Principal collected on notes receivable, net .......         6,853               5,642
                                                           ---------           ---------
      Net cash used by investing activities...........      (101,516)            (63,296)
                                                           ---------           ---------

Financing activities:
  Short-term borrowings, net..........................        35,929               4,750
  Borrowings on revolving credit agreements...........        70,000                   -
  Repayments of revolving credit agreements ..........       (45,000)                  -
  Proceeds from long-term debt .......................             -             125,000
  Repayments of long-term debt........................       (17,954)            (10,452)
  Repurchase of Class A common shares.................             -             (93,624)
  Proceeds from exercise of stock options ............         1,258               1,876
  Cash dividends paid ................................       (22,706)            (24,317)
                                                           ---------           ---------
      Net cash provided by financing activities ......        21,527               3,233
                                                           ---------           ---------

Increase (decrease) in cash and cash equivalents .....       (47,648)                569
Cash and cash equivalents at beginning of period ......       48,127                 373
                                                           ---------           ---------
Cash and cash equivalents at end of period ............    $     479           $     942
                                                           =========           =========


See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation and Significant Accounting Policies:

         The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended October 2, 1999, are not necessarily indicative of the results that may be expected for the year ending January 1, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended January 2, 1999 (the "1998 Annual Report") of Springs Industries, Inc. ("Springs" or the "Company").

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

         Recently Issued Accounting Standards: In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. In June 1999, the FASB deferred the effective date of the provisions of Statement No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will be required to adopt this standard for its 2001 fiscal year, and has not determined the impact of this standard on its financial position, results of operations, or cash flows.

2.       Accounts Receivable:

         The Company's reserve for doubtful accounts was $14.8 million at October 2, 1999, compared to $11.7 million at January 2, 1999. The increase in the reserve for doubtful accounts reflects a year-to-date provision for doubtful accounts of $6.3 million and net write-offs of approximately $3.2 million for previously reserved accounts.

3.       Inventories:

         Inventories are valued at the lower of cost or market and are summarized as follows: (in thousands)


                                                             October 2,         January 2,
                                                               1999                1999
                                                             ----------         ----------
                  Standard cost (which approximates
                  average cost) or average cost:
                   Finished goods.......................     $ 313,059           $ 267,143
                   In process...........................       166,868             171,438
                   Raw materials and supplies...........        54,721              54,965
                                                             ---------           ---------
                                                               534,648             493,546
                  Less LIFO reserve......................      (97,695)           (105,558)
                                                             ---------           ---------

                   Total                                     $ 436,953           $ 387,988
                                                             =========           =========

4.       Property:

         In August 1999, the Company sold its New York City office building for $29.5 million and leased back a portion of the building for a ten-year term. The result of the sale-leaseback was the recognition of a $1.5 million pretax gain and the deferral of an additional $17.8 million pretax gain, which will be amortized over the operating lease term.

         Future scheduled minimum lease payments under the operating lease for the above property are as follows: (in thousands)

                         1999                           $   817
                         2000                             2,500
                         2001                             2,500
                         2002                             2,500
                         2003                             2,500
                         2004                             2,434
                         Thereafter                      10,747
                                                        -------
                         Total minimum lease payments   $23,998
                                                        =======

5.       Restructuring and Realignment Costs:

                               1996 Restructuring

         As described in the Company's 1998 Annual Report, a restructuring plan was adopted in the second quarter of 1996 to consolidate and realign the Company's fabric manufacturing operations. The restructuring plan was completed during the fourth quarter of 1998. For additional information, see RESTRUCTURING AND REALIGNMENT COSTS under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                               1998 Restructuring

         As described in the Company's 1998 Annual Report, a restructuring plan was adopted in the first quarter of 1998 to close one of its facilities, the Rock Hill Printing and Finishing Plant. This restructuring plan was completed during the fourth quarter of 1998. For additional information, see RESTRUCTURING AND REALIGNMENT COSTS under MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

6.       Acquisitions and Divestitures:

         On January 5, 1999, the Company acquired the remaining 50 percent interest in American Fiber Industries, LLC ("AFI"), a manufacturer and distributor of bed pillows, mattress pads, down comforters and comforter accessories. Springs acquired its original 50 percent interest in AFI in February 1997 and had been accounting for the original investment under the equity method.

         The purchase price for the remaining interest totaled approximately $15 million. Through the end of the third quarter of 1999, the Company has paid approximately $13 million of the purchase price. A final payment of $2 million is due on January 1, 2000. The Company has accounted for the remaining interest as a step-acquisition in accordance with APB Opinion No. 16, "Business Combinations" ("APB 16") whereby the purchase price was allocated to the assets acquired and to the liabilities assumed based on 50 percent of their estimated fair value on the date of acquisition. In addition, AFI's operating results have been included in the Company's consolidated financial statements beginning as of the January 5, 1999 acquisition date.

         On January 23, 1999, the Company acquired Regal Rugs, Inc. ("Regal"), a subsidiary of Readicut International plc. Regal manufactures bath and accent rugs for sale to department and specialty stores, national chain stores, and catalog retailers. The purchase price was approximately $35 million. The acquisition was accounted for as a purchase in accordance with APB 16, and Regal's operating results have been included in the Company's consolidated financial statements beginning as of the acquisition date. The purchase price was allocated to the assets acquired and to the liabilities assumed based on their estimated fair market value at the date of acquisition.

         The excess of the purchase price over the fair value of net assets acquired, which totaled $34.5 million for both acquisitions, has been recorded as goodwill and is being amortized on a straight-line basis over 20 years.

         During the second half of 1998, the Company sold its UltraSuede business and certain related assets of the UltraFabrics division, its Industrial Products division, and the net assets of the Company's Springfield division. Effective March 31, 1999, the Company sold its UltraLeather business, the remaining portion of the UltraFabrics division. First-quarter 1999 sales and pretax operating profit before unusual items of the UltraLeather business were not material. The combined sales and pretax operating profit before unusual items included in the Company's third quarter 1998 results for these divested businesses were $37.8 million and $3.8 million, respectively. The operating results for the nine-month period ended October 3, 1998, included sales and pretax operating profit before unusual items related to these businesses of $129.7 million and $11.9 million, respectively.

7.       Accrued Benefits and Deferred Compensation:

         The long-term portion of accrued benefits and deferred compensation was comprised of the following: (in thousands)



                                                           October 2,       January 2,
                                                              1999             1999
                                                           ----------       ----------
         Postretirement medical benefit obligation          $ 62,686         $ 65,060
         Deferred compensation                                68,091           66,640
         Other employee benefit obligations                   47,409           48,185
                                                            --------         --------

                                                            $178,186         $179,885
                                                            ========         ========

8.       Comprehensive Income:

         Comprehensive income was $47.2 million and $21.6 million for the nine-month periods ended October 2, 1999, and October 3, 1998, respectively. Net income differed from comprehensive income primarily as a result of foreign currency translation adjustments.

9.       Contingencies:

         As disclosed in its 1998 Annual Report, Springs is involved in certain administrative proceedings governed by environmental laws and regulations, including proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act. The Company estimates the range of possible losses in connection with these proceedings to be between $8 million and $13 million and has accrued an undiscounted liability of approximately $10 million as of October 2, 1999, which represents management's best estimate of Springs' probable liability concerning all known environmental matters.

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

10.      Reportable Segment Information:

         In connection with the Company's recent divestitures described in Note 6 above, Springs realigned its organizational structure during the first quarter of 1999 to reflect the Company's strategic focus on the home furnishings market, resulting in one reportable segment. The home furnishings segment's operating results have been restated to include the Company's Retail and Specialty Fabrics unit's operating results, which were previously included in the specialty fabrics segment.

         The home furnishings segment offers a variety of products including sheets, pillowcases, bedspreads, comforters, bed pillows, mattress pads, infant and toddler bedding, shower curtains, accent and bath rugs, towels, other bath fashion accessories, home-sewing fabrics, draperies, drapery hardware, and decorative window furnishings. The operating results of the recently divested specialty fabrics businesses are included in the "other" category for the prior year.

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


                                                    Three Months Ended                 Nine Months Ended
                                                  -----------------------         -------------------------
                                                  Oct. 2,         Oct. 3,          Oct. 2,          Oct. 3,
                                                   1999            1998             1999             1998
                                                  -------        --------         --------         --------

         Trade sales:
           Home furnishings..................     $562.9         $  540.5         $1,691.8         $1,542.4
           Other.............................          -             37.8                -            129.7
                                                  ------         --------         --------         --------
           Total.............................     $562.9         $  578.3         $1,691.8         $1,672.1
                                                  ======         ========         ========         ========

         Profit from operations before
          unusual items:
           Home furnishings..................     $ 34.3         $   26.9         $   91.6         $   63.9
           Other.............................          -              3.8                -             11.9
                                                  ------         --------         --------         --------
           Total.............................       34.3             30.7             91.6             75.8

           Restructuring and realignment
            expenses (income) (1)............          -             (4.5)               -             21.6
           Impairment charge (1).............          -              4.8                -              4.8
           Year 2000 expenses (1) ...........        0.1              2.1              0.8              5.8
           Interest expense..................        6.7              6.7             19.6             18.8
           Other income, net.................       (1.5)           (13.0)            (3.8)           (13.6)
                                                  ------         --------         --------         --------
           Income before income taxes........     $ 29.0         $   34.6         $   75.0         $   38.4
                                                  ======         ========         ========         ========

         (1) Restructuring and realignment expenses (income), an impairment charge, and Year 2000 expenses of $2.3 million and $31.9 million were charged to the home furnishings segment during the three-month and nine-month periods ended October 3, 1998, respectively.

          Total assets for the home furnishings segment were $1,541.0 million and $1,396.4 million at October 2, 1999, and January 2, 1999, respectively.

               ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

In connection with the Company's recent divestiture of four of its specialty fabrics businesses, including its UltraFabrics Division in March 1999, Springs realigned its organizational structure during the first quarter of 1999 to reflect the Company's strategic focus on the home furnishings market, resulting in one reportable segment. The home furnishings segment's operating results have been restated to include the Company's Retail and Specialty Fabrics unit's operating results, which were previously included in the specialty fabrics segment. The home furnishings segment offers a variety of products including sheets, pillowcases, bedspreads, comforters, infant and toddler bedding, shower curtains, accent and bath rugs, towels, other bath fashion accessories, homesewing fabrics, draperies, drapery hardware, and decorative window furnishings.

During the first quarter of 1999, the Company acquired two home furnishings businesses. On January 5, 1999, the Company acquired the remaining 50 percent interest in American Fiber Industries, LLC ("AFI"), a manufacturer and distributor of bed pillows, mattress pads, down comforters and comforter accessories. The purchase price of the remaining interest totaled approximately $15 million. Through the end of the third quarter of 1999, the Company has paid approximately $13 million of the purchase price. A final payment of $2 million is due on January 1, 2000. The Company has accounted for the remaining interest as a purchase and AFI's operating results have been included in the Company's consolidated financial statements beginning as of the January 5, 1999 acquisition date. On January 23, 1999, the Company acquired Regal Rugs, Inc. ("Regal"). Regal manufactures bath and accent rugs for sale to department and specialty stores, national chain stores, and catalog retailers. The purchase price was approximately $35 million. The acquisition was accounted for as a purchase and Regal's operating results have been included in the Company's consolidated financial statements beginning as of the acquisition date.

RESULTS OF OPERATIONS

Sales

Net sales for the third quarter of 1999 were $562.9 million, down 2.7 percent from the third quarter of 1998. This decrease in sales was principally attributable to the loss of revenues from the divested specialty fabrics businesses. Excluding the 1998 sales of the divested specialty fabrics businesses, net sales for the third quarter of 1999 increased 4.1 percent over the third quarter of the prior year. This sales growth includes the contributions from the Company's 1999 acquisitions of Regal and AFI, as well as higher sales to mass merchants and specialty stores. The sales growth was partially offset by continued weakness in demand for certain licensed juvenile products and reduced sales of institutional bedding as a result of competitive market conditions and of institutional towels as a result of temporary manufacturing disruptions relating to the Company's terry modernization program.

During the first nine months of 1999, net sales were $1.692 billion, up 1.2 percent from a year ago. Excluding the sales of the divested specialty fabrics businesses for the first nine months of 1998, net sales increased 10 percent. The year-to-date change over the prior year reflects higher sales volume associated with new programs brought to market during the first quarter of 1999, as well as the third quarter items discussed above.

Earnings

Net income for the third quarter was $18.0 million, or $0.99 per diluted share, compared to last year's $21.8 million, or $1.19 per diluted share. Third-quarter 1999 net income before unusual items was $18.1 million, or $0.99 per diluted share, compared to $14.7 million, or $0.80 per diluted share, a year ago. The only unusual item in the third quarter of 1999 consisted of Year 2000 expenses, net of taxes, of $0.1 million. Third-quarter 1998 earnings included $7.1 million of income, net of taxes, from unusual items. The after-tax impact of those unusual items was comprised of realignment expenses of $1.1 million associated with the Company's restructuring of its fabric manufacturing operations and the closing of its Rock Hill Printing and Finishing facility, income of $3.9 million from the reversal of previously accrued restructuring costs related to the Rock Hill facility, a write-down of $3.0 million recorded in connection with the Company's decision to close a terry towel manufacturing facility, Year 2000 expenses of $1.3 million, and an aggregate gain of $8.6 million on the Company's sale of its UltraSuede business and its Rock Hill facility. For additional information, see RESTRUCTURING AND REALIGNMENT COSTS and YEAR 2000 COMPUTER ISSUE.

Third-quarter pretax operating profits before unusual items increased to $34.4 million in 1999 from $30.8 million in 1998. Excluding the 1998 earnings from the divested specialty fabrics businesses and a 1998 third-quarter $5.4 million pretax ($3.3 million after-tax) charge for employee severance related to cost-reduction initiatives, the Company's pretax operating profits before unusual items for the third quarter of 1999 increased $1.9 million over the comparable period in 1998. This increase was attributable principally to earnings from higher sales to mass merchants and specialty stores, contributions from Regal and AFI, and improved margins from cost reduction initiatives. The earnings growth for the quarter was offset by the decline in sales volume for certain licensed juvenile products and competitive pricing for institutional bedding and the effects of the temporary terry manufacturing disruptions previously described.

Net income for the first nine months of 1999 was $46.5 million, or $2.56 per diluted share, compared to last year's $24.2 million, or $1.26 per diluted share for the comparable period. Before unusual items, the first nine months generated net income of $47.0 million, or $2.59 per diluted share in 1999 compared to $35.6 million, or $1.85 per diluted share, in 1998. The only unusual item during the first nine months of 1999 consisted of Year 2000 expenses of $0.5 million, net of taxes. In addition to the 1998 third-quarter unusual items discussed above, unusual items in the first and second quarters of 1998 consisted of Year 2000 expenses and restructuring and realignment costs of $18.5 million, after-tax.

In the first nine months of 1999, pretax operating profits before unusual items were $91.7 million compared to $75.9 million in 1998. In addition to the third-quarter employee severance expense previously discussed, 1998 earnings included a $7.5 million pretax ($4.7 million after-tax) charge in the second quarter of 1998 for uncollectible amounts receivable from certain of the Company's window fashions customers. Before the severance expense, bad debt charge and the earnings from divested specialty fabrics businesses, pretax operating profits before unusual items were $14.2 million higher in the first nine months of 1999 than the same period in 1998. This increase in operating profits reflects earnings from acquired businesses and increased sales to mass merchants and specialty stores and improved margins resulting from cost reduction initiatives.

During the third quarter of 1999, the Company sold its New York City office building for $29.5 million and leased back a portion of the building for a ten-year term. The result of the sale-leaseback was a pretax gain of $1.5 million ($0.9 million after-tax) recorded in other income, and the deferral of an additional $17.8 million pretax gain, which will be amortized over the operating lease term.

Included in other income for the three- and nine-month periods ended October 3, 1998, were an $11.1 million pretax gain on the sale of the Company's UltraSuede business, previously part of the Company's specialty fabrics segment, and a $2.8 million pretax gain on the sale of the Company's Rock Hill Printing and Finishing facility.

RESTRUCTURING AND REALIGNMENT COSTS

                               1996 Restructuring

As described in the Company's 1998 Annual Report, a restructuring plan was adopted in the second quarter of 1996 to consolidate and realign the Company's fabric manufacturing operations. The plan benefited operating results by reducing the volume of linear yards and second-quality units produced, by reducing the complexity of the finishing process, and by increasing manufacturing flexibility with respect to the use of finished roll stock. The restructuring plan was completed during the fourth quarter of 1998.

During the second quarter of 1998, the severance accrual related to the 1996 plan was reduced by $0.9 million due to lower-than-projected average severance expense per associate. In addition, during the three-month and nine-month periods ended October 3, 1998, the Company incurred realignment expenses of $1.1 million and $4.7 million, respectively, for equipment relocation and other expenses related to the 1996 plan. These expenses did not qualify as "exit costs" as defined by Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)."

                               1998 Restructuring

As described in the Company's 1998 Annual Report, a restructuring plan was adopted in the first quarter of 1998 to close one of its facilities, the Rock Hill Printing and Finishing Plant. At that time, the Company recorded a pretax charge of $23.0 million, which consisted of an $11.3 million write-off of plant and equipment, a $4.0 million accrual for anticipated severance costs arising from the elimination of approximately 480 positions, and a $7.7 million accrual primarily for idle plant costs, demolition costs, and costs associated with a defined benefit plan. This restructuring plan resulted in lower product costs and better utilization of existing capacity in other facilities.

During the three-month and nine-month periods ended October 3, 1998, the Company incurred expenses of $0.5 million and $1.0 million, respectively, for equipment relocation and other realignment expenses related to the plan which did not qualify as "exit costs" as defined by Emerging Issues Task Force Issue No. 94-3.

The restructuring plan was completed during the fourth quarter of 1998. Springs reduced the severance accrual in the third quarter of 1998 due to lower-than-projected average severance expense per associate. In addition, the accrual for other expenses was reduced in the third quarter of 1998, primarily as a result of lower-than-projected costs associated with a defined benefit plan and the unexpected sale on September 25, 1998, of the Rock Hill facility. As a result of the sale, the Company reversed accruals relating to idle plant costs and demolition costs of approximately $4.3 million in the third quarter of 1998.

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

Springs has been addressing the Year 2000 Computer Issue within its information technology and non-information technology systems through a Company-wide Year 2000 Project. Non-information technology systems typically include embedded technology such as computer chips within manufacturing equipment and building security systems. (Information technology and non-information technology systems are hereinafter referred to as "information systems.") The Company's Year 2000 Project commenced in 1996 and is directed by an internal Program Management Office. In general, Springs' Year 2000 Project has been substantially completed except for routine testing and continued tracking of readiness by trading partners.

In addition, in 1993, the Company began a series of capital investment projects to improve internal operations and customer service by consolidating and replacing certain information systems. As part of these capital projects, the Company has replaced certain older, non-compliant information systems with Year 2000 compliant information systems. All of these capital projects have been completed.

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

         (a) Business Applications: This project addresses all Company business applications, such as general ledger, accounts receivable, order fulfillment and payroll, and the technical infrastructure which supports them. As of October 2, 1999, the Company has certified 100 percent of its business applications' lines of code as Year 2000 compliant.

         (b) Process Logic Controllers: This project addresses the hardware, software and associated embedded chips that are used in the operation of all facilities and manufacturing equipment used by the Company. As of October 2, 1999, the Company has completed the planned remediation or replacement of all but two of the Company's process logic controllers. The Company will replace these two non-compliant process logic controllers during the fourth quarter of 1999.

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

Costs

The total cost of the Company's Year 2000 Project is not expected to be material to the Company's financial position. The Company presently expects to incur less than $12 million of pretax expense in connection with its Year 2000 Project. Approximately $2.8 million of pretax expense was incurred in 1997, the first year in which the Company incurred Year 2000 expenses, and approximately $7.1 million was incurred during 1998. Year 2000 expenses were $0.1 million for the quarter and $0.8 million for the nine-month period ended October 2, 1999. The funds to finalize the Year 2000 Project are expected to be provided from cash flow from operations.

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

In general, all Year 2000 Projects are substantially complete. Further testing and trading partner communications will continue through the end of the year. The Company will continue to monitor Year 2000 Computer Issues, and will develop contingency plans if required.

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

Forward-looking statements contained in this Year 2000 Computer Issue section should be read in conjunction with the Company's disclosures under the heading "FORWARD LOOKING INFORMATION" beginning on page 17.

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

Interest Rate Risk: Springs is exposed to interest rate volatility with regard to existing issuances of variable rate debt. The Company uses interest rate swaps to reduce interest rate volatility and funding costs associated with certain debt issues and to achieve a desired proportion of variable versus fixed-rate debt, based on current and projected market conditions. The fair value of the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations, has not changed materially at October 2, 1999, relative to the fair value of such instruments at January 2, 1999.

Commodity Price Risk: The Company is exposed to price fluctuations related to anticipated purchases of certain raw materials, primarily cotton fiber. Springs uses a combination of forward delivery contracts and exchange-traded futures contracts, consistent with the volume of its consumption of such raw materials, to reduce the

Company's exposure to price volatility. Management assesses these contracts on a continuous basis to determine if contract prices will be recovered through subsequent sales. The fair value of futures contracts held at October 2, 1999, was not material, and near-term changes in commodity prices are not expected to have a material impact on the Company's future earnings or cash flows.

NEW PRONOUNCEMENTS

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. In June 1999, the FASB deferred the effective date of the provisions of Statement No. 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company will be required to adopt this standard for its 2001 fiscal year, and has not determined the impact of this standard on its financial position, results of operations, or cash flows.

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

The consent order requires the Company to achieve compliance by December 6, 1999. This deadline was established by the Environmental Protection Agency ("EPA") in connection with a decision by the Federal District Court, Northern District of Georgia, involving parties other than the Company. The Company developed alternative methods for achieving compliance with the NPDES requirements. The Company has determined, however, that, because of regulatory constraints, compliance cannot be achieved by December 6, 1999. The Company believes EPD, with concurrence from EPA, will take action that will allow the Company to continue operating the plant after December 6, 1999, on a temporary basis until EPD has completed regulatory proceedings that will allow a new or modified permit to be issued. In connection with this process, it is possible that the EPD or EPA could impose sanctions in excess of $100,000.

                               ITEM 6 - EXHIBITS


The following exhibits are filed as part of this report:

         (10)     Material Contracts

         (27)     Financial Data Schedule - (for SEC purposes)

                                   SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, Springs Industries, Inc. has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               SPRINGS INDUSTRIES, INC.



                                               By: /s/Jeffrey A. Atkins
                                                  ------------------------------
                                                  Jeffrey A. Atkins
                                                  Executive Vice President and
                                                  Chief Financial Officer
                                                  (Duly Authorized Officer and
                                                   Principal Financial Officer)







DATED:  November 16, 1999

                                 EXHIBIT INDEX


         Item                                                           Page No.

         (10)     Material Contracts

                  (a) Form of stock option agreement used in               23
                      conjunction with option grants under
                      the 1999 Incentive Stock Plan - beginning
                      August 1999.

         (27)     Financial Data Schedule (for SEC purposes)               27