Form 10-K
period 2000-01-01
SPRINGS INDUSTRIES INC
filed 2000-03-29
CIK 93102

--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Fiscal Year Ended January 1, 2000

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
           Securities registered pursuant to Section 12(b) of the Act

                                                         Name of each exchange
          Title of each class                             on which registered
----------------------------------------               -------------------------
  Class A Common Stock; $.25 par value                  New York Stock Exchange
           Securities registered pursuant to Section 12(g) of the Act
                                      None
================================================================================
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]
================================================================================
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
================================================================================
Aggregate market value of Springs Industries, Inc. Common Stock, excluding treasury shares, held by nonaffiliates as of March 17, 2000, was $403,775,085.
================================================================================
As of March 17, 2000, there were 10,756,773 shares of Class A Common Stock and 7,155,363 shares of Class B Common Stock of Springs Industries, Inc. outstanding.
================================================================================
                       DOCUMENTS INCORPORATED BY REFERENCE
================================================================================
Specified Portions of Annual Report to Security Holders for Fiscal Year Ended January 1,2000 (Parts I & II)
================================================================================
Specified Portions of Proxy Statement to Security Holders dated March 22, 2000 (Parts III & IV)
--------------------------------------------------------------------------------

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

7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                  --------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                                 Washington, DC

                  --------------------------------------------


                             FORM 10-K ANNUAL REPORT

                            SPRINGS INDUSTRIES, INC.

                                     PART I

ITEM 1.  BUSINESS

         Springs Industries, Inc., a corporation organized under the laws of the State of South Carolina, began its operations in 1888. Springs' principal executive offices are located at 205 North White Street, Fort Mill, South Carolina 29715 (telephone number: 803/547-1500). The term "Springs" or "the Company" as used herein means Springs Industries, Inc., and its subsidiaries unless indicated otherwise.

         In connection with the Company's sale of four of its specialty fabrics businesses during 1998 and the first quarter of 1999, Springs realigned its internal organizational structure during the first quarter of 1999 to reflect the Company's strategic focus on the home furnishings market, resulting in one reportable segment, which is the home furnishings segment. The Company's operations are engaged in the manufacturing, marketing and sale of textile and nontextile home furnishing products. The home furnishings segment's operating results for 1998 and 1997 have been restated to include the Company's Retail and Specialty Fabrics unit's operating results, which were previously included in its former specialty fabrics segment. Prior to 1999, the Company's specialty fabrics segment was engaged in the manufacturing and marketing of printed and dyed fabrics sold to retail stores and manufacturers. For information on the amounts of revenue, operating profit and identifiable assets attributable to the home furnishings and specialty fabrics segments for each of the last three fiscal years, see pages 17 and 18 of the Company's Annual Report to Shareholders (the "Annual Report"), which is incorporated herein by reference.

         Through both internal development and acquisitions of complementary businesses, Springs has emerged as one of the most significant manufacturers and marketers of home furnishings in the United States. The Company believes that the factors contributing to

Springs' industry position are its highly automated manufacturing facilities, its well-known brands, and its ability to offer a wide array of home furnishings in coordinating fashions and designs to large retailers.

                  Consolidated sales in 1999 were $2.220 billion and net income was $69.0 million. Before an unusual item of $0.6 million (after-tax) for Year 2000 expenses, 1999 net income was $69.6 million. The Company manufactures, purchases for resale and markets home furnishing products, including sheets, pillows, pillowcases, bedspreads, comforters, mattress pads, baby bedding and infant apparel, towels, shower curtains, bath and accent rugs, other bath fashion accessories, over-the-counter home-sewing fabrics, drapery hardware, and hard and soft decorative window fashions.

                  Springs' home furnishing products are sold primarily through its own sales force to retailers and are varied in design, styling and color to appeal to a broad spectrum of consumers. The Company's retail customers include department stores, specialty stores, national chains, mass merchandisers, home improvement stores, and catalog operations. Springs also sells bath products through independent sales representatives to retail customers, bed and bath products through distributors to institutional customers and directly to consumers through its 57 company-owned outlet stores, and decorative window products directly to large-scale contractors and to distributor / fabricators.

                  The Company has a wholly-owned Canadian subsidiary (Springs Canada, Inc.) that markets and distributes bedding and bath products in that country. The majority of the bedding products sold in Canada is purchased by the Company from a Canadian manufacturer. Springs Canada enables the Company to better serve Canadian home furnishing retailers and their customers.

                  On January 5, 1999, Springs acquired the remaining 50% interest in American Fiber Industries, LLC ("AFI"), a manufacturer and distributor of bed pillows, mattress pads, down comforters and comforter accessories. Springs acquired its original 50 percent interest in February 1997. The cost of the remaining equity interest totaled approximately $15 million. Effective January 23, 1999, the Company purchased the stock of Regal Rugs, Inc. ("Regal"). Regal manufactures bath and accent rugs for sale to department and specialty stores, national chain stores, mass merchandisers, and catalogs. The purchase price for Regal was approximately $35 million. Both of these acquisitions reflect Springs' continuing strategic emphasis on increasing sales through acquisitions that complement the Company's extensive line of home furnishings.

                  For additional details of the acquisitions described above, see page 27 of the Annual Report under the caption "Management's Discussion and Analysis of Operations and Financial Condition," which is incorporated herein by reference.

                  During the past two years, Springs has sold four specialty fabrics businesses and a significant specialty fabrics manufacturing facility. More specifically:

- On August 7, 1998, the Company sold its UltraSuede business and certain related assets of its UltraFabrics business.

- On September 25, 1998, Springs sold its Rock Hill Printing & Finishing Plant, a facility which had been closed earlier in the year and which had operated within the Company's former specialty fabrics segment.

- Effective December 19, 1998, the Company sold its Industrial Products business to an investor group for principally $18.5 million in cash and other consideration in the form of notes receivable and a preferred equity interest in the divested business.

- Effective January 2, 1999, Springs sold its Springfield apparel fabrics business for a $10 million preferred equity interest in the divested business and cash of $33 million.

-        Effective March 31, 1999, Springs sold its UltraFabrics business.

                  For additional details of the divestitures described above, see page 27 of the Annual Report under the caption "Management's Discussion and Analysis of Operations and Financial Condition," which is incorporated herein by reference.

                  Home furnishing products, consisting primarily of textile bedding products, textile and non-textile bath products, window fashions, and over-the-counter home-sewing fabric, represented 100%, 92.4%, and 91.8% of consolidated revenues for each of 1999, 1998, and 1997, respectively. Specialty fabric products, consisting primarily of apparel fabric and high performance fabric, represented 7.6% and 8.2% of consolidated revenues for each of 1998 and 1997, respectively.

                  Raw materials used by the Company include principally cotton, polyester fiber and purchased woven fabric. The Company also purchases other natural and manmade fibers, finished knitted and non-woven fabrics, dyes and chemicals, aluminum, plastic, wood, and steel. Such raw materials are generally readily available; and the Company is not dependent on any one supplier as a source for raw materials. Any shortage in the supply of cotton by reason of weather, disease or other factors, or significant increases in the price of cotton or polyester, however, could adversely affect the Company's future results of operations.

                  The Company considers its trademarks to be materially important to its business. The Company sells bed and bath products under the Wamsutta(R), Springmaid(R), Performance(TM), Regal(R) and Dundee(R) brands, over-the-counter home-sewing fabric under the Springmaid(R) and Daisy Kingdom(R) brands, and decorative window products under the Graber(R), Bali(R), Nanik(R), FashionPleat(R), Maestro(TM) and

CrystalPleat(R) brands. The Wabasso(R) and Texmade(R) brands are used for bed products sold in Canada. The trademarks are protected, in part, through United States and foreign trademark registrations.

                  The Company also has multiple license agreements with The Walt Disney Company. These agreements expire at various future dates through 2001. Management believes it will be able to renew these agreements for terms of one to three years. Home furnishing products are also sold under private brand names of certain customers.

                  In 1999, the Company's requirements for cash to finance working capital were provided from operations, asset sales, business divestitures and available credit facilities. For additional details on asset sales, see page 26 of the Annual Report under the caption "Management's Discussion and Analysis of Operations and Financial Condition." Management expects that cash generated by operations and borrowings from bank lines will adequately provide for the Company's cash needs during 2000. Trade receivables are generally collected in 60 days or less.

                  The Company's top ten customers represent approximately 60% of total sales; however, the total customer base is very large. While the Company has no reason to believe that it will lose the business of any of its largest customers, the loss of one or more of the largest accounts (or a material portion of any thereof) could have a material adverse effect upon the Company's business. In 1999, consolidated sales to Wal-Mart Stores, Inc., were approximately 20% of Springs' total sales; no other single customer accounted for ten percent or more of Springs' total sales.

                  The Company's unfilled order position at January 1, 2000, amounted to approximately $136 million. The unfilled order position at January 2, 1999, was approximately $177 million.

                  The markets in which the principal products of the Company are sold are highly competitive as to price, quality, customer service and product design. The Company believes that it competes effectively with respect to these factors. In certain product categories competition is concentrated among several large domestic companies while in other product categories competition is much more dispersed among both large and small companies.

                  Springs is involved in certain administrative proceedings governed by environmental laws and regulations, including proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act. The potential costs to the Company related to all of these environmental matters are uncertain due to factors such as: the unknown magnitude of possible pollution and cleanup costs; the complexity and evolving nature of governmental laws and regulations and their interpretations; the timing, varying costs and effectiveness of alternative cleanup technologies; the determination of the Company's liability in proportion to other potentially responsible parties; and the extent, if any, to which such costs are recoverable from insurers or other parties.

                  The Company estimates the range of possible losses for such matters to be between $7 million and $15 million, and has accrued an undiscounted liability of approximately $11 million, which represents management's best estimate of Springs' probable liability concerning all known environmental matters. Management believes the $11 million will be paid out over the next 15 years. This accrual has not been reduced by any potential insurance recovery to which the Company may be entitled regarding environmental matters.

                  Approximately 18,500 associates were employed by Springs and its subsidiaries at the end of 1999.

                  Springs' international sales accounted for approximately 6.7% of total sales in 1999, 6.9% in 1998, and 6.7% in 1997. The bulk of Springs' sales outside of the United States is made in Canada. During each of the last three years, less than 5% of the Company's assets have been located outside of the United States.


ITEM 2.           PROPERTIES

                  The Company owns its Executive Office Building and an additional office building in Fort Mill, South Carolina.

                  The Company leases offices and showrooms in New York City and additional space in other cities for administrative and sales offices, manufacturing facilities, outlet stores and distribution centers.

                  The Company also owns an administrative center and a major warehouse facility, both located near Lancaster, South Carolina. The administrative center houses customer service operations, computer and data processing operations and accounting offices. The warehouse facility serves as a warehouse and distribution center for a significant portion of the Company's products.

                  Springs currently has 41 manufacturing plants. Of these: 21 manufacture bedding products, such as sheets, comforters, pillows and mattress covers; 12 manufacture bath products such as towels, bath rugs, and shower curtains; five manufacture decorative window products; and three manufacture infant bedding and apparel. Of these plants: 13 are in South Carolina; 12 in Georgia; two in each of Alabama, California, North Carolina, Pennsylvania, and Wisconsin; and one in each of Indiana, Mississippi, Nevada, Oklahoma, Tennessee, and Virginia. Springs considers all plants to be well maintained and generally in good operating condition.

                  The plants are owned by Springs and are unencumbered, except for four which are subject to mortgages and four which are leased either through industrial revenue bond financing or through other lease arrangements.

ITEM 3.           LEGAL PROCEEDINGS

                  The Company operates a towel finishing plant in Griffin, Georgia, which discharges treated wastewater into a creek located near the plant. Because the plant is unable to meet certain provisions of its National Pollutant Discharge Elimination System ("NPDES") permit for the discharge, the Company negotiated a consent order in 1997 with the Georgia Environmental Protection Division ("EPD"), which required the Company to achieve compliance by December 6, 1999.

                  Although the Company developed alternative methods for achieving compliance with the NPDES requirements, compliance could not be achieved by December 6, 1999, because of regulatory constraints. On December 3, 1999, the EPD issued an administrative order that allows the Company to continue operating the plant for two years. The order contemplates a change in the Georgia environmental rules that would allow site-specific exceptions based on appropriate scientific evaluations that provide adequate protection to the environment and would require the Company to apply for an appropriate permit modification following adoption of the rule change.

                  The EPD has proposed the rule change allowing site-specific exceptions and has proposed that the Company be granted an exception for the Griffin Plant. A public hearing was held on the proposed rule change on March 14, 2000, and another public hearing is scheduled for April 20, 2000. The Company believes the rule change will be proposed in late April 2000 to the Georgia Department of Natural Resources Board for adoption.

                  EPD also issued a consent order in February 2000 which provides for certain penalties because of the inability of the Company to comply with its NPDES permit by December 6, 1999. The consent order imposed stipulated penalties of $10,000 for failure to comply with the December 6, 1999, deadline for compliance and $32,000 for certain violations between September 1998 and June 1999. The order also imposes additional monthly and quarterly penalties of up to a maximum of $68,000 per year for failure to satisfy certain provisions of the NPDES permit after December 7, 1999.

                  Additional information required by this Item is incorporated by reference from the Notes to Consolidated Financial Statements, Note 15. - Other Matters, found on page 25 of the Annual Report.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None reportable.

                  EXECUTIVE OFFICERS OF THE REGISTRANT

                  Pursuant to Instruction #3 to Paragraph (b) of Item 401 of Regulation S-K, the following information is provided on the Company's Executive Officers.


                                                                          Position and Business
Name                                Age                                         Experience
-----------------------------------------------------------------------------------------------------------------
Jeffrey A. Atkins                   51               Executive Vice President and Chief Financial Officer
                                                     (August 1999 to present). Chief Executive Officer,
                                                     Pete's Brewing Co. (1997 to August 1998). Chief Financial
                                                     Officer, Pete's Brewing Co. (December 1996 to August 1998).
                                                     Vice President-Corporate Planning & Strategy, Quaker
                                                     Oats Co. (March 1995 to December 1996).

Crandall C. Bowles                  52               Chairman of the Board, President and Chief Executive Officer
                                                     (April 1998 to present).  President and Chief Executive
                                                     Officer (January 1998 to April 1998).  President and Chief
                                                     Operating Officer (January 1997 to January 1998).  Executive
                                                     Vice President (April 1992 to January 1997).  President -
                                                     Bath Fashions Group (May 1995 to January 1997).  President -
                                                     Textile Manufacturing Group (March 1993 to May 1995).
                                                     Director (1978 to present).


Gracie P. Coleman                   48               Senior Vice President - Human Resources (February 1999 to
                                                     present).  Vice President - Marketing and Corporate Support for Government Solutions, Lucent Technologies (1997 to
                                                     February 1999). Human Resources Vice President, Lucent
                                                     Technologies (1996 to 1997).  Human Resources Vice President -
                                                     Strategic Partners Network Systems, AT&T (1995 to 1996).  Human
                                                     Resources Director of Network Systems, AT&T (1993 to 1995).

John R. Cowart                      49               Senior Vice President-Purchasing (August 1999 to present).
                                                     Director of Sourcing-Europe,  General Electric (October 1997
                                                     to August 1999).  Director of Sourcing-Asia, General Electric
                                                     (May 1996 to October 1997).  General Manager-Sourced Products,
                                                     General Electric (September 1994 to May 1996).


C. Powers Dorsett                   55               Senior Vice President - General Counsel and Secretary
                                                     (February 1996 to present).  Vice President - General Counsel and
                                                     Secretary (February 1990 to January 1996).


William K. Easley                   56               Senior Vice President (February 1996 to present).  President -
                                                     Textile Manufacturing (May 1995 to present).  President -
                                                     Performance Home Fashions Division, Home Furnishings Group
                                                     (October 1993 - May 1995).  Senior Vice President - Bed and
                                                     Bath Group (August 1992 - October 1993).


Ray Greer                           46               Senior Vice President and Chief Information Officer (October
                                                     1999 to present).  Vice President-Information Technology,
                                                     Philips China Electronics Group (1998 to October 1999).
                                                     General Manager-Information Technology, Philips China
                                                     Electronics Group (1996-1998).  Principal, IBM Corporation
                                                     (1992-1996).

Samuel J. Ilardo                    44               Vice President and Treasurer (April 1998 to present).
                                                     Treasurer (May 1995 to April 1998).  Assistant Treasurer
                                                     (March 1994 to April 1995).  Tax Director (November 1992 to
                                                     February 1994).

Stephen P. Kelbley                  57               Executive Vice President (September 1991 to present).
                                                     President  - Home Furnishings Operating Group (February 1998
                                                     to present).  President - Diversified Home Products Group
                                                     (January 1997 to February 1998).  President - Diversified
                                                     Products Group (May 1995 to January 1997).  President -
                                                     Specialty Fabrics Group (March 1994 to April 1995).  Chief
                                                     Financial Officer (September 1991 to March 1994).


Charles M. Metzler                  47               Vice President - Controller (February 1996 to present).
                                                     Controller - Springs Canada, Inc. (September 1992 to January
                                                     1996).


Thomas P. O'Connor                  54               Executive Vice President (August 1992 to present).  President -
                                                     Sales and Marketing Group (February 1998 to present). President -
                                                     Bed Fashions Group (May 1995 to February 1998).  President -
                                                     Home Fashions Group (March 1993 to April 1995).

Elizabeth M. Turner                 39               Vice President - Public Affairs (March 1999 to present).
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

Crandall C. Bowles, Chairman, President and Chief Executive Officer, and a director of the Company, and Leroy S. Close, a director of the Company, are siblings. There are no other family relationships within the director and executive officer group.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         Class A Common Stock of Springs is traded on the New York Stock Exchange. As of March 17, 2000, there were approximately 2,451 holders of record of Class A Common Stock, and approximately 74 holders of Class B Common Stock. No established trading market exists for Class B Common Stock. Class B Common Stock may, however, at the election of the holder, be exchanged on a one-for-one basis at any time for Class A Common Stock.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         Management's discussion and analysis of financial condition and results of operations required by this Item is incorporated by reference from pages 26 through 29 of the Annual Report under the caption "Management's Discussion and Analysis of Operations and Financial Condition."

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK

         Information required by this Item is incorporated by reference from pages 28 and 29 of the Annual Report under the caption "Management's Discussion and Analysis of Operations and Financial Condition - Market Risk Sensitive Instruments and Positions."

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information about directors required by this Item is incorporated by reference from pages 2 through 4 of the Company's Proxy Statement to Shareholders dated March 22, 2000 (the "Proxy Statement") under the captions "Directors, Nominees, and Election of Directors" and "Information Regarding the Board of Directors." The information on Executive Officers is provided at the end of Part I of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

         Information required by this Item is incorporated by reference from pages 5 through 11 of the Proxy Statement under the captions "Executive Officer Compensation and Related Information," "Management Compensation and Organization Committee Report," "Compensation Committee Interlocks and Insider
Participation," and "Performance Graph."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         Information required by this Item is incorporated by reference from pages 13 and 14 of the Proxy Statement under the caption "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information required by this Item is incorporated by reference from page 14 of the Proxy Statement under the caption "Transactions With Certain Persons."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K

         (a) 1. The following financial statements and Independent Auditors' Report are incorporated by reference from the Annual Report as a part of this
Report:

                           (i) Consolidated Statement of Operations for the fiscal years ended January 1, 2000, January 2, 1999, and January 3, 1998 (Annual Report page 13).

                           (ii) Consolidated Balance Sheet as of January 1, 2000, and January 2, 1999 (Annual Report page 14).

                           (iii) Consolidated Statement of Shareholders' Equity as of January 1, 2000, January 2, 1999, and January 3, 1998 (Annual Report page 15).

                           (iv) Consolidated Statement of Cash Flows for the fiscal years ended January 1, 2000, January 2, 1999, and January 3, 1998 (Annual Report page 16).

                           (v) Notes to Consolidated Financial Statements (Annual Report pages 17 through 25).

                           (vi) Independent Auditors' Report (Annual Report page 12).

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

         (b)      Reports on Form 8-K:  None.

                  The matters discussed or incorporated by reference in this Form 10-K contain forward-looking statements that are based on management's expectations, estimates, projections, and assumptions. Words such as "expects," "believes," "estimates," and variations of such words and similar expressions are often used to identify such forward-looking statements which include but are not limited to projections of expenditures, savings, completion dates, cash flows, and operating performance. Such forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guaranties of future performance; instead, they relate to situations with respect to which certain risks and uncertainties are difficult to predict. Actual future results and trends, therefore, may differ materially from what is forecast in forward-looking statements due to a variety of factors, including: the health of the retail economy in general, competitive conditions, and demand for the Company's products; progress toward the Company's cost-reduction goals; unanticipated natural disasters; legal proceedings; Year 2000-related computer issues; labor matters; and the availability and price of raw materials which could be affected by weather, disease, energy costs, or other factors.

[SIGNATURES ON NEXT PAGE]

SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Springs Industries, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRINGS INDUSTRIES, INC.

By: /s/Jeffrey A. Atkins
   -------------------------------------
       Jeffrey A. Atkins
       Executive Vice President and
       Chief Financial Officer

Date:    March 27, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By: /s/John F. Akers                  By: /s/Crandall C. Bowles
   -------------------------------       ---------------------------------
       John F. Akers, Director               Crandall C. Bowles, Chairman,
Date: March 27, 2000                         President & Chief Executive Officer
                                             and Director
                                             (Principal Executive Officer)
                                      Date: March 27, 2000


By: /s/John L. Clendenin              By: /s/Leroy S. Close
   -------------------------------       ---------------------------------
       John L. Clendenin, Director           Leroy S. Close, Director
Date: March 27, 2000                  Date: March 27, 2000


By: /s/Charles W. Coker               By: /s/William G. Kelley
   -------------------------------       ---------------------------------
       Charles W. Coker, Director            William G. Kelley, Director
Date: March 27, 2000                  Date: March 27, 2000

By: /s/John H. McArthur               By: /s/Aldo Papone
   -------------------------------       ------------------------------------
       John H. McArthur, Director            Aldo Papone, Director
Date: March 27, 2000                  Date: March 27, 2000


By: /s/Robin B. Smith                 By: /s/Sherwood H. Smith, Jr.
   -------------------------------       ------------------------------------
       Robin B. Smith, Director              Sherwood H. Smith, Jr., Director
Date: March 27, 2000                  Date: March 27, 2000


By: /s/Stewart Turley
   -------------------------------
       Stewart Turley, Director
Date: March 27, 2000


By: /s/Jeffrey A. Atkins              By: /s/Charles M. Metzler
   -------------------------------       -----------------------------------
       Jeffrey A. Atkins                     Charles M. Metzler,
       Executive Vice President and          Vice President-Controller
       Chief Financial Officer               (Principal Accounting Officer)
       (Principal Financial Officer)

Date: March 27, 2000                  Date: March 27, 2000

                       SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, DC






        ----------------------------------------------------------------




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

         (b) Springs' Deferred Compensation Plan, as amended and restated on August 18, 1994, incorporated by reference from Form 10-Q filed November 14, 1994.

         (c) Springs' Supplemental Executive Retirement Plan, incorporated by reference from Form 10-Q filed May 12, 1997. Amendment No. 1 effective January 1, 1999, filed herewith.

         (d) Springs' Shadow Retirement Plan, incorporated by reference from Form 10-K, filed March 19, 1982. Amendment adopted October 18, 1990, incorporated by reference from Form 10-K filed March 25, 1991.

         (e) Springs' Deferred Compensation Plan for Outside Directors, as amended and restated on August 18, 1994, incorporated by reference from Form 10-Q, filed November 14, 1994. Amendments adopted as of October 29, 1995, and as of November 1, 1996, incorporated by reference from Form 10-K filed March 28, 1997.

         (f) Springs' 1999 Deferred Compensation Plan for Outside Directors, incorporated by reference from Form S-8 filed June 17, 1999.

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

         (j) Springs' 1999 Incentive Stock Plan, as approved by the Company's shareholders on April 19, 1999, incorporated by reference from the Company's Proxy Statement to Shareholders dated March 3, 1999, under the caption "Exhibit B" on pages B-1 through B-13 of such Proxy Statement.

         (k) Springs' 1991 Restricted Stock Plan for Outside Directors, as approved by the Company's shareholders on April 15, 1991, incorporated by reference from the Company's Proxy Statement to Shareholders dated February 27, 1991, under the caption "Exhibit B" on pages B-1 through B-4 of such Proxy Statement.

         (l) Springs' 1999 Achievement Incentive Plan effective January 3, 1999, filed herewith.

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

         (p) Form of stock option agreement used in conjunction with option grants under the 1991 Incentive Stock Plan after September 1995, and under the 1999 Incentive Stock Plan incorporated by reference from Form 10-K filed March 27, 1998.

         (q) Form of agreement used in conjunction with grants of performance units under the 1991 Incentive Stock Plan, incorporated by reference from Form 10-K filed March 27, 1998.

         (r) Form of agreement used in conjunction with grants of deferred stock awards under the 1999 Incentive Stock Plan, filed herewith.

         (s) Form of agreement used in conjunction with grants of restricted stock awards under the 1999 Incentive Stock Plan, filed herewith.

         (t) Financial Planning Policy for certain executives of the Company, incorporated by reference from Form 10-K filed March 27, 1998.

(13) Pages 12 through 32 of the 1999 Annual Report to Shareholders, which have been expressly incorporated by reference.

(21)     List of Subsidiaries of Springs.

(23) Consent of independent auditors for Form S-8 Registration Statements for 1991 Incentive Stock Plan, 1991 Restricted Stock Plan for Outside Directors, 1999 Deferred Compensation Plan for Outside Directors, and 1999 Incentive Stock Plan.

(27)     Financial Data Schedule (for SEC purposes)