Form 10-Q
period 2000-04-01
SPRINGS INDUSTRIES INC
filed 2000-05-16
CIK 93102

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------

                                    FORM 10-Q

For the Quarter Ended April 1, 2000                Commission File Number 1-5315

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

Yes  [X]    No  [ ]


As of May 10, 2000, there were 10,757,337 shares of Class A Common Stock and 7,155,363 shares of Class B Common Stock of Springs Industries, Inc. outstanding.

                         ------------------------------

There are 20 pages in the sequentially numbered, manually signed original of this report.

                       The Index to Exhibits is on Page 19

                         TABLE OF CONTENTS TO FORM 10-Q



PART I - FINANCIAL INFORMATION


ITEM                                                                     PAGE
------------------------------------------------------------------------------
1.                CONDENSED CONSOLIDATED FINANCIAL STATEMENTS              3

2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS         10

3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK                                     14


PART II - OTHER INFORMATION
---------------------------

1.                LEGAL PROCEEDINGS                                       15

4.                SUBMISSION OF MATTERS TO A VOTE
                    OF SECURITY HOLDERS                                   16

6.                EXHIBITS                                                17


SIGNATURES                                                                18

EXHIBIT INDEX                                                             19

                                     PART I
              ITEM I - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Statement of Operations and Retained Earnings
(In thousands except per share amounts)
(Unaudited)


                                                         THIRTEEN WEEKS ENDED
                                                      APRIL 1,          APRIL 3,
                                                        2000              1999
                                                     ---------         ---------
OPERATIONS
 Net sales ..................................        $ 593,224         $ 584,000

 Cost and expenses:
   Cost of goods sold .......................          478,167           481,853
   Selling, general and
     administrative expenses ................           74,318            69,540
   Provision for uncollectible accounts .....            1,015             2,782
   Year 2000 expenses .......................                -               452
   Interest expense .........................            7,876             6,329
   Other income, net ........................              (82)           (1,527)
                                                     ---------         ---------
   Total ....................................          561,294           559,429
                                                     ---------         ---------

 Income before income taxes .................           31,930            24,571

 Income tax provision .......................           11,823             9,327
                                                     ---------         ---------

    Net income ..............................        $  20,107         $  15,244
                                                     =========         =========

 Basic earnings per common
  share .....................................        $    1.12         $     .85
                                                     =========         =========

 Diluted earnings per common
  share .....................................        $    1.10         $     .84
                                                     =========         =========

Cash dividends declared per common share:
  Class A common shares .....................        $     .33         $     .33
                                                     =========         =========
  Class B common shares .....................        $     .30         $     .30
                                                     =========         =========
Basic weighted-average
 common shares outstanding ..................           17,912            17,831
Dilutive effect of stock-
 based compensation awards ..................              294               258
                                                     ---------         ---------
Diluted weighted-average
 common shares outstanding ..................           18,206            18,089
                                                     =========         =========

RETAINED EARNINGS
 Retained earnings at
  beginning of period .......................        $ 678,170         $ 631,943
 Net income .................................           20,107            15,244
 Cash dividends declared ....................           (5,697)           (5,672)
                                                     ---------         ---------

 Retained earnings at end of
  period ....................................        $ 692,580         $ 641,515
                                                     =========         =========


See Notes to Condensed Consolidated Financial Statements.

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Balance Sheet
(In thousands except share data)
(Unaudited)

                                                            APRIL 1,           JANUARY 1,
                                                              2000                2000
                                                          -----------         -----------
ASSETS
Current assets:
  Cash and cash equivalents ......................        $    11,868         $     4,210
  Accounts receivable, net .......................            355,620             302,210
  Inventories, net ...............................            487,366             479,328
  Other ..........................................             37,564              37,669
                                                          -----------         -----------
    Total current assets .........................            892,418             823,417
                                                          -----------         -----------

Property .........................................          1,471,760           1,452,877
  Accumulated depreciation .......................           (843,349)           (827,234)
                                                          -----------         -----------
    Property, net ................................            628,411             625,643
                                                          -----------         -----------
Goodwill and other assets ........................            126,013             125,938
                                                          -----------         -----------

    Total ........................................        $ 1,646,842         $ 1,574,998
                                                          ===========         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings ..........................        $    48,400         $    35,450
  Current maturities of long-term debt ...........             20,537              21,203
  Accounts payable ...............................             99,277             106,569
  Other accrued liabilities ......................            117,870             137,199
                                                          -----------         -----------
    Total current liabilities ....................            286,084             300,421
                                                          -----------         -----------

Noncurrent liabilities:
  Long-term debt .................................            360,396             283,534
  Accrued benefits and deferred
   compensation ..................................            174,850             179,472
  Other ..........................................             36,023              36,700
                                                          -----------         -----------
    Total noncurrent liabilities .................            571,269             499,706
                                                          -----------         -----------

Shareholders' equity:
  Class A common stock-$.25 par value
    (10,851,685 and 10,844,536 shares
    issued in fiscal 2000 and 1999,
    respectively) ................................              2,713               2,712
  Class B common stock-$.25 par value
    (7,155,363 and 7,156,663 shares issued and
    outstanding in fiscal 2000 and 1999,
    respectively) ................................              1,789               1,789
  Additional paid-in capital .....................            103,614             103,584
  Retained earnings ..............................            692,580             678,170
  Cost of Class A common shares in treasury
    (94,561 and 95,850 shares in fiscal 2000
    and 1999, respectively) ......................             (2,157)             (2,181)
  Accumulated other comprehensive loss ...........             (9,050)             (9,203)
                                                          -----------         -----------
    Total shareholders' equity ...................            789,489             774,871
                                                          -----------         -----------
    Total ........................................        $ 1,646,842         $ 1,574,998
                                                          ===========         ===========


See Notes to Condensed Consolidated Financial Statements.

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)


                                                                                     THIRTEEN WEEKS ENDED
                                                                               ---------------------------------
                                                                                APRIL 1,                APRIL 3,
                                                                                  2000                    1999
                                                                               ---------               ---------

  Operating activities:
    Net income...............................................................   $ 20,107             $  15,244
    Adjustments to reconcile net income to net cash
     used by operating activities:
     Depreciation and amortization...........................................     25,895                25,614
     Provision for uncollectible receivables.................................      1,015                 2,782
     Gains on sales of property..............................................        (64)               (1,133)
     Changes in working capital, net.........................................    (84,960)              (44,646)
     Other, net..............................................................     (6,113)              (19,582)
                                                                                --------             ---------
        Net cash used by operating activities................................    (44,120)              (21,721)
                                                                                --------             ---------

  Investing activities:
    Purchases of property....................................................    (26,660)              (32,664)
    Proceeds from sales of property..........................................        293                 2,641
    Net proceeds from sales of businesses....................................          -                36,094
    Business acquisitions, net of cash acquired..............................          -               (47,754)
    Principal collected on notes receivable..................................        390                   476
                                                                                --------             ---------
        Net cash used by investing activities................................    (25,977)              (41,207)
                                                                                --------             ---------

  Financing activities:
    Proceeds from short-term borrowings, net.................................     12,950                 5,979
    Proceeds from long-term debt.............................................     80,000                25,000
    Repayments of long-term debt.............................................     (3,804)               (3,949)
    Cash dividends paid......................................................    (11,391)              (11,339)
                                                                                --------             ---------
        Net cash provided by financing activities............................     77,755                15,691
                                                                                --------             ---------

  Increase (decrease) in cash and cash equivalents...........................      7,658               (47,237)
  Cash and cash equivalents at beginning of period...........................      4,210                48,127
                                                                                --------             ---------
  Cash and cash equivalents at end of period.................................   $ 11,868             $     890
                                                                                ========             =========


See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation and Significant Accounting Policies:

         The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three-month period ended April 1, 2000, are not necessarily indicative of the results that may be expected for the year ending December 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended January 1, 2000 (the "1999 Annual Report") of Springs Industries, Inc. ("Springs" or the "Company").

         Use of Estimates: Preparation of the Company's condensed consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures relating to contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates and assumptions.

         Reclassifications: Certain prior year amounts have been reclassified to conform with the 2000 presentation.

         Segment Reporting: The Company's operations have been aggregated into one reportable segment in accordance with Financial Accounting Standards Board ("FASB") Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company evaluates its performance based on profit from operations, which is defined as net sales less cost of goods sold, selling, general, and administrative expenses, and the provision for uncollectible receivables. Profit from operations and the reconciliation to the Company's consolidated income before taxes for the three-month periods ended April 1, 2000 and April 3, 1999 were as follows: (in millions)

                                                        April 1,        April 3,
                                                          2000            1999
                                                       ---------       ---------
               Profit from operations .........        $    39.7       $    29.8
               Year 2000 expenses .............                -            (0.4)
               Interest expense ...............             (7.9)           (6.3)
               Other income, net ..............              0.1             1.5
                                                       ---------       ---------
               Income before income taxes .....        $    31.9       $    24.6
                                                       =========       =========

         Recently Issued Accounting Standards: In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25," which clarifies certain stock compensation issues. This interpretation is effective July 1, 2000. The Company does not expect this interpretation to have a material effect on its financial position, results of operations, or cash flows.

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. This statement will require the Company to recognize all derivatives on the Consolidated Balance Sheet at fair value, and may impact the Company's earnings depending on the instruments held at the time of adoption. The Company will be required to adopt this standard beginning in its 2001 fiscal year, and is in the process of determining the impact of this standard on its financial position, results of operations and cash flows.

 2.      Accounts Receivable:

         The Company performs ongoing credit evaluations of its customers' financial conditions and, typically, requires no collateral from its customers. The Company's reserve for doubtful accounts was $8.4 million at April 1, 2000, compared to $9.7 million at January 1, 2000. The decrease in the reserve for doubtful accounts reflects a year-to-date provision for doubtful accounts of $1.0 million and net write-offs of approximately $2.3 million for previously-reserved accounts.

 3.      Inventories:

         Inventories are summarized as follows: (in thousands)

                                                       April 1,     January 1,
                                                        2000         2000
                                                      ---------    ---------
              Standard cost (which
               approximates current cost):
                Finished goods ..................    $ 347,404    $ 328,383
                In process ......................      171,919      181,323
                Raw materials and supplies ......       54,968       64,293
                                                     ---------    ---------
                                                       574,291      573,999
              Less LIFO reserve .................      (86,925)     (94,671)
                                                     ---------    ---------

               Total ............................    $ 487,366    $ 479,328
                                                     =========    =========

 4.      Acquisitions and Divestiture:

         During the first quarter of 1999, the Company completed two acquisitions and one divestiture. Please refer to the 1999 Annual Report for further discussion of the following transactions.

         On January 23, 1999, the Company acquired Regal Rugs, Inc. ("Regal"), an importer and manufacturer of bath and accent rugs. Regal's operating results have been included in the Company's consolidated financial statements beginning as of the January 23, 1999 acquisition date.

         On January 5, 1999, the Company acquired American Fiber Industries, LLC ("AFI"), a manufacturer and distributor of bed pillows, mattress pads, down comforters and comforter accessories. AFI's operating results have been included in the Company's consolidated financial statements beginning as of the January 5, 1999 acquisition date.

         Effective March 31, 1999, the Company sold its UltraFabrics business. First-quarter 1999 sales and pretax operating profit before unusual items of the UltraFabrics business were not material.

 5.      Accrued Benefits and Deferred Compensation:

         The long-term portion of accrued benefits and deferred compensation was comprised of the following: (in thousands)

                                                          April 1,        January 1,
                                                            2000            2000
                                                          --------        --------

         Postretirement medical benefit obligation        $ 61,504        $ 62,097
         Deferred compensation                              63,439          68,132
         Other employee benefit obligations                 49,907          49,243
                                                          --------        --------

                  Total                                   $174,850        $179,472
                                                          ========        ========

         The liabilities are long term in nature and will be paid over time in accordance with the terms of the plans.

 6.      Financing Arrangements:

         In the first quarter of 2000, the Company borrowed an additional $80.0 million through its existing long-term revolving credit agreement, which will expire in December 2002. The LIBOR-based interest rate on this agreement was 6.2 percent as of April 1, 2000.

 7.      Comprehensive Income:

         Comprehensive income was $20.2 million and $16.3 million for the three-month periods ended April 1, 2000, and April 3, 1999, respectively. Net income differed from comprehensive income due to foreign currency translation adjustments.

 8.      Income Taxes:

         In the first quarter of 2000, the Company estimated the provision for income taxes for fiscal 2000 will be 37 percent, compared to 38 percent during fiscal 1999. This change is due to the Company's ongoing tax planning strategies and management of tax rates in various jurisdictions.

 9.      Contingencies:

         As disclosed in its 1999 Annual Report, Springs is involved in certain administrative proceedings governed by environmental laws and regulations, including proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act. The potential costs to the Company related to all of these environmental matters are uncertain due to such factors as: the unknown magnitude of possible pollution and cleanup costs; the complexity and evolving nature of governmental laws and regulations and their interpretations; the timing, varying costs and effectiveness of alternative cleanup technologies; the determination of the Company's liability in proportion to other potentially responsible parties; and the extent, if any, to which such costs are recoverable from insurers or other parties.

         In connection with these proceedings, the Company estimates the range of possible losses to be between $7 million and $15 million and has accrued an undiscounted liability of approximately $11 million as of April 1, 2000, which represents management's best estimate of Springs' probable liability concerning all known environmental matters.

         Management believes the $11 million will be paid out over the next 15 years. This accrual has not been reduced by any potential insurance recovery to which the Company may be entitled regarding environmental matters. Environmental matters include a site listed on the United States Environmental Protection Agency's ("EPA") National Priority List where Springs is the sole responsible party. Springs, the EPA and the United States Department of Justice have executed a consent decree related to this site. Soil cleanup was completed in 1993, subject to final approval by the EPA, and the approved EPA groundwater remedy began in 1996. There are no other known sites which the Company presently believes may involve material amounts.

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

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Springs Industries, Inc. ("Springs" or "the Company") is engaged in manufacturing, marketing and selling textile and non-textile home furnishings products. The Company's product line includes sheets, pillows, pillowcases, bedspreads, comforters, mattress pads, baby bedding and infant apparel, towels, shower curtains, bath and accent rugs, other bath fashion accessories, over-the-counter home-sewing fabrics, drapery hardware, and hard and soft decorative window fashions.

The Company's emphasis on the home furnishings market has developed into three strategic initiatives: focus on key accounts, brand investment and expansion, and cost reduction and purchasing efficiencies. These specific initiatives commenced in 1998 and continue to be enhanced and expanded. In the current year, supply chain management will be an additional area of emphasis.

Consistent with the Company's home furnishings market strategy, Springs acquired two home furnishings businesses in the first quarter of 1999. On January 23, 1999, the Company acquired Regal Rugs, Inc. ("Regal"), an importer and manufacturer of bath and accent rugs, for approximately $35 million. The acquisition was accounted for as a purchase, and Regal's operating results have been included in the Company's consolidated financial statements beginning as of the January 23, 1999, acquisition date. On January 5, 1999, the Company acquired the remaining 50 percent interest in American Fiber Industries, LLC ("AFI"), a manufacturer and distributor of bed pillows, mattress pads, down comforters, and comforter accessories, for approximately $15 million. The Company has accounted for the remaining interest as a purchase, and AFI's operating results have been included in the Company's consolidated financial statements since the January 5, 1999, acquisition date. Please refer to the Company's consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended January 1, 2000 (the "1999 Annual Report") for additional information.

RESULTS OF OPERATIONS

Sales

Net sales for the first quarter of 2000 were $593.2 million, up 1.6 percent from the first quarter of 1999. This increase in sales was principally attributable to the continued sales growth of bedding and bath products with major mass merchants and specialty stores as well as higher sales of window fashions products to home improvement retailers. Both the first quarter of 2000 and 1999 reflect strong sales volumes due to rollouts of products under new programs. Rollouts in the first quarter of 2000 included the introduction of the Springmaid(R) brand to the mass merchant channel. The increase in revenues also reflects increased sales for the acquired AFI and Regal businesses.
These positive sales trends were partially offset by lower sales to department stores and smaller specialty stores.

Earnings

Net income for the first quarter was $20.1 million, or $1.10 per diluted share, compared to $15.2 million, or $0.84 per diluted share in the first quarter of 1999. First quarter 1999 net income excluding Year 2000 expenses was $15.5 million, or $0.86 per diluted share.

The increase in earnings was driven primarily by improvements in gross margin, from 17.5 percent in 1999 to 19.4 percent in 2000. The gross margin improvement resulted from improved manufacturing productivity, favorable commodity costs, and purchasing efficiencies, which more than offset lower margins on sales of off-quality and closeout merchandise. The improvements in gross margins related to cost reductions and purchasing efficiencies are expected to continue throughout the year but will be partially offset in the second and third quarters of 2000 as the Company sells its accumulated inventories of off-quality and closeout merchandise.


The increase in gross margin was offset by a slight increase in selling, general, and administrative expenses from 12.5 percent of sales in 1999 to 12.7 percent in 2000. The higher selling, general, and administrative rate reflects additional advertising and promotional spending to support the Company's brand investment and expansion initiative, and increased sales and marketing expenses to improve customer service and focus on key accounts. The impact of these additional expenses was partially offset by lower bad debt expenses in the first quarter of 2000 due to improvements in the overall quality of the Company's receivables.

Income Taxes

In the first quarter of 2000 the Company estimated the provision for income taxes for fiscal 2000 will be 37 percent, compared to 38 percent during fiscal 1999. This change is due to the Company's ongoing tax planning strategies and management of tax rates in various jurisdictions and resulted in a $0.3 million reduction in the first quarter 2000 income tax provision.

CAPITAL RESOURCES AND LIQUIDITY

As of the end of the first quarter of 2000, the Company increased its short-term borrowings by $13 million and borrowed an additional $80 million under its existing long-term revolving credit agreement. These borrowings were used to fund higher levels of accounts receivable and inventory and to reduce levels of various current liabilities. First-quarter 2000 rollouts of products under new programs were more heavily weighted toward the month of March, which increased accounts receivable by $53 million compared to the end of 1999. The building of inventory for rollouts and to maintain necessary levels of finished-goods inventory to meet customer service requirements, combined with lower-than-expected sales of off-quality and closeout merchandise, increased inventory by $8 million when compared to the prior year end. Accounts payable and other current liabilities decreased by $27 million from the end of 1999.

The Company expects capital expenditures for 2000 to approximate $150 million. Management believes that cash generated by operations and borrowings from bank lines will adequately provide for the Company's cash needs during 2000.

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

Interest Rate Risk: Springs is exposed to interest rate volatility with regard to existing issuances of variable rate debt. The Company uses interest rate swaps to reduce interest rate volatility and funding costs associated with certain debt issues, and to achieve a desired proportion of variable versus fixed-rate debt, based on current and projected market conditions. The fair value of the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations, has not changed materially as of April 1, 2000, relative to the fair value of such instruments at January 1, 2000.

Commodity Price Risk: The Company is exposed to price fluctuations related to anticipated purchases of certain raw materials, primarily cotton fiber. Springs uses a combination of forward delivery contracts and exchange-traded futures contracts, consistent with the size of its business, to reduce the Company's exposure to price volatility. Management assesses these contracts on a continuous basis to determine if contract prices will be recovered through subsequent sales. The Company held $22.4 million of cotton futures contracts settling through December 2000 to hedge against price fluctuations related to anticipated purchases of cotton fiber. These contracts had an unrealized loss of $1.0 million as of April 1, 2000. Near-term changes in the price of cotton fiber are not expected to have a material impact on the Company's future earnings or cash flows.

Foreign Exchange Risk: The Company is exposed to foreign exchange risk to the extent of adverse fluctuations in certain exchange rates, primarily the Canadian dollar and Mexican peso. The Company does not believe that reasonably possible near-term changes in foreign currencies will result in a material impact on future earnings or cash flows.

NEW PRONOUNCEMENTS

In March 2000, the Financial Accounting Standard Board ("FASB") issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25," which clarifies certain stock compensation issues. This interpretation is effective July 1, 2000. The Company does not expect this interpretation to have a material effect on its financial position, results of operations, or cash flows.

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and hedging activities. This statement will require the Company to recognize all derivatives on the Consolidated Balance Sheet at fair value, and may impact the Company's earnings depending on the instruments held at the time of adoption. The Company will be required to adopt this standard beginning in its 2001 fiscal year, and is in the process of determining the impact of this standard on its financial position, results of operations, and cash flows.

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

Actual future results and trends, therefore, may differ materially from what is predicted in forward-looking statements due to a variety of factors, including: the health of the retail economy in general, competitive conditions and demand for the Company's products; progress toward the Company's cost-reduction goals; unanticipated natural disasters; legal proceedings; labor matters; and the availability and price of raw materials which could be affected by weather, disease, energy costs, or other factors.

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

                  The rule change was adopted on April 26, 2000, by the Georgia Department of Natural Resources and is scheduled to become effective after 30 days. The Company is working with the EPD to develop the necessary data to submit an application for a permit modification.

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

         (a) The annual meeting of the security holders of the Company was held on May 8, 2000.

         (b) During the annual meeting, the security holders of the Company elected the following directors to hold office until the next annual meeting of the security holders and until a successor is duly elected and qualified:

                  John F. Akers                      John H. McArthur
                  Crandall C. Bowles                 Aldo Papone
                  John L. Clendenin                  Robin B. Smith
                  Leroy S. Close                     Sherwood H. Smith, Jr.
                  Charles W. Coker                   Stewart Turley
                  William G. Kelley

         (c)

  Description of Matter                    For          Against or
       Voted Upon                                         Withheld
 (i)
 Annual election of
 directors:
 John F. Akers                          36,979,572         64,729
 Crandall C. Bowles                     36,979,845         64,456
 John L. Clendenin                      36,978,922         65,379
 Leroy S. Close                         36,979,714         64,587
 Charles W. Coker                       36,979,670         64,631
 William G. Kelley                      36,973,856         70,445
 John H. McArthur                       36,979,206         65,095
 Aldo Papone                            36,981,814         62,487
 Robin B. Smith                         36,980,417         63,884
 Sherwood H. Smith, Jr.                 36,982,004         62,297
 Stewart Turley                         36,982,004         62,297

                                           For             Against     Abstentions
 (ii)
 Ratification of the                    36,876,956          1,511         31,508
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

                                           SPRINGS INDUSTRIES, INC.



                                           By: /s/ Jeffrey A. Atkins
                                              -------------------------------
                                              Jeffrey A. Atkins
                                              Executive Vice President and
                                              Chief Financial Officer
                                              (Duly Authorized Officer and
                                              Principal Financial Officer)




DATED:  May 16, 2000

                                  EXHIBIT INDEX


  Item                                                          Page Number
  ----                                                          -----------

  (27)          Financial Data Schedule (for SEC purposes)          20