Form 10-Q
period 2000-07-01
SPRINGS INDUSTRIES INC
filed 2000-08-15
CIK 93102

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------


                                 F O R M  10-Q

For the Quarter Ended July 1, 2000               Commission File Number 1-5315

                      -------------------------------------

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

                      -------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

                                 Yes [X] No [ ]

                      -------------------------------------

As of August 8, 2000, there were 10,768,952 shares of Class A Common Stock and 7,154,763 shares of Class B Common Stock of Springs Industries, Inc. outstanding.
                      -------------------------------------

There are 22 pages in the sequentially numbered, manually signed original of this report.


                       The Index to Exhibits is on Page 20

                         TABLE OF CONTENTS TO FORM 10-Q

                                                                        PAGE

PART I - FINANCIAL INFORMATION

ITEM

1.       FINANCIAL STATEMENTS                                             3

2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF                         11
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK                                              17

PART II - OTHER INFORMATION

ITEM                                                                    PAGE

6.       EXHIBITS                                                        18

SIGNATURES                                                               19

EXHIBIT INDEX                                                            20

                                     PART I
              ITEM I - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Statement of Operations and Retained Earnings
(In thousands except per share amounts)
(Unaudited)

                                                            THIRTEEN WEEKS ENDED               TWENTY-SIX WEEKS ENDED
                                                       ------------------------------      ------------------------------
                                                          JULY 1,           JULY 3,           JULY 1,           JULY 3,
                                                           2000              1999              2000              1999
                                                       ------------      ------------      ------------      ------------

OPERATIONS
 Net sales .......................................     $    573,128      $    544,909      $  1,166,352      $  1,128,909

 Cost and expenses:
   Cost of goods sold ............................          456,994           446,556           935,161           928,409
   Selling, general and
     administrative expenses .....................           72,946            69,274           147,264           138,814
   Provision for uncollectible
     receivables .................................            1,282             1,589             2,297             4,371
   Restructuring and
     realignment expenses ........................            2,890                --             2,890                --
   Year 2000 expenses ............................               --               263                --               715
   Interest expense ..............................            8,018             6,561            15,894            12,890
   Other(income)expense, net .....................              139              (785)               57            (2,312)
                                                       ------------      ------------      ------------      ------------
   Total .........................................          542,269           523,458         1,103,563         1,082,887
                                                       ------------      ------------      ------------      ------------

Income before income taxes .......................           30,859            21,451            62,789            46,022

Income tax provision .............................           11,415             8,157            23,238            17,484
                                                       ------------      ------------      ------------      ------------

   Net income ....................................     $     19,444      $     13,294      $     39,551      $     28,538
                                                       ============      ============      ============      ============

Basic earnings per common
 share ...........................................     $       1.08      $        .74      $       2.21      $       1.60
                                                       ============      ============      ============      ============

Diluted earnings per common
 share ...........................................     $       1.06      $        .73      $       2.16      $       1.57
                                                       ============      ============      ============      ============

Cash dividends declared per common share:
  Class A common shares ..........................     $        .33      $        .33      $        .66      $        .66
                                                       ============      ============      ============      ============
  Class B common shares ..........................     $        .30      $        .30      $        .60      $        .60
                                                       ============      ============      ============      ============
Basic weighted-average
 common shares outstanding .......................           17,923            17,866            17,917            17,849
Dilutive effect of stock-
 based compensation awards .......................              408               305               352               281
                                                       ------------      ------------      ------------      ------------
Diluted weighted-average
 common shares outstanding .......................           18,331            18,171            18,269            18,130
                                                       ============      ============      ============      ============

RETAINED EARNINGS
 Retained earnings at
  beginning of period ............................     $    692,580      $    641,515      $    678,170      $    631,943
 Net income ......................................           19,444            13,294            39,551            28,538
 Cash dividends declared .........................           (5,699)           (5,683)          (11,396)          (11,355)
                                                       ------------      ------------      ------------      ------------

 Retained earnings at end of
  period .........................................     $    706,325      $    649,126      $    706,325      $    649,126
                                                       ============      ============      ============      ============

See Notes to Condensed Consolidated Financial Statements.

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Balance Sheet
(In thousands except share data)
(Unaudited)

                                                               JULY 1,              JANUARY 1,
                                                                2000                   2000
                                                            ------------           ------------
ASSETS
Current assets:
  Cash and cash equivalents ......................          $      2,838           $      4,210
  Accounts receivable, net .......................               314,779                302,210
  Inventories, net ...............................               518,038                479,328
  Other ..........................................                38,504                 37,669
                                                            ------------           ------------
    Total current assets .........................               874,159                823,417
                                                            ------------           ------------

Property .........................................             1,484,932              1,452,877
  Accumulated depreciation .......................              (858,631)              (827,234)
                                                            ------------           ------------
    Property, net ................................               626,301                625,643
                                                            ------------           ------------
Goodwill and other assets ........................               125,634                125,938
                                                            ------------           ------------

    Total ........................................          $  1,626,094           $  1,574,998
                                                            ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings ..........................          $     56,400           $     35,450
  Current maturities of long-term debt ...........                20,813                 21,203
  Accounts payable ...............................               100,868                106,569
  Other accrued liabilities ......................               123,527                137,199
                                                            ------------           ------------
    Total current liabilities ....................               301,608                300,421
                                                            ------------           ------------

Noncurrent liabilities:
  Long-term debt .................................               310,203                283,534
  Accrued benefits and deferred
   compensation ..................................               176,398                179,472
  Other ..........................................                35,127                 36,700
                                                            ------------           ------------
    Total noncurrent liabilities .................               521,728                499,706
                                                            ------------           ------------

Shareholders' equity:
  Class A common stock- $.25 par value
    (10,860,913 and 10,844,536 shares
    issued in fiscal 2000 and 1999,
    respectively) ................................                 2,715                  2,712
  Class B common stock- $.25 par value
    (7,154,763 and 7,156,663 shares issued and
    outstanding in fiscal 2000 and 1999,
    respectively) ................................                 1,789                  1,789
  Additional paid-in capital .....................               103,953                103,584
  Retained earnings ..............................               706,325                678,170
  Cost of Class A common shares in treasury
    (92,131 and 95,850 shares in fiscal 2000
    and 1999, respectively) ......................                (2,105)                (2,181)
  Accumulated other comprehensive loss ...........                (9,919)                (9,203)
                                                            ------------           ------------
    Total shareholders' equity ...................               802,758                774,871
                                                            ------------           ------------
    Total ........................................          $  1,626,094           $  1,574,998
                                                            ============           ============

See Notes to Condensed Consolidated Financial Statements.

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

                                                                           TWENTY-SIX WEEKS ENDED
                                                                      -------------------------------
                                                                        JULY 1,              JULY 3,
                                                                         2000                 1999
                                                                      ----------           ----------

Operating activities:
  Net income ...............................................          $   39,551           $   28,538
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization ...........................              52,812               51,635
   Provision for restructuring costs .......................               2,890                   --
   Provision for uncollectible receivables .................               2,297                4,371
   (Gains)losses on sales of property ......................                 672               (1,575)
   Changes in working capital, net .........................             (71,390)             (63,011)
   Other, net ..............................................              (6,865)             (11,091)
                                                                      ----------           ----------
      Net cash provided by operating activities ............              19,967                8,867
                                                                      ----------           ----------

Investing activities:
  Purchases of property ....................................             (53,302)             (82,287)
  Proceeds from sales of property ..........................                 753                4,161
  Net proceeds from sales of businesses ....................                  --               36,094
  Business acquisitions, net of cash acquired ..............                  --              (48,248)
  Principal collected on notes receivable ..................                 952                  972
  Notes receivable .........................................                  --                 (610)
                                                                      ----------           ----------
      Net cash used by investing activities ................             (51,597)             (89,918)
                                                                      ----------           ----------

Financing activities:
  Proceeds from short-term borrowings, net .................              20,950               43,479
  Proceeds from long-term debt .............................              90,000               45,000
  Repayments of long-term debt .............................             (63,721)             (39,099)
  Proceeds from exercise of stock options ..................                 119                1,258
  Cash dividends paid ......................................             (17,090)             (17,023)
                                                                      ----------           ----------
      Net cash provided by financing activities ............              30,258               33,615
                                                                      ----------           ----------

Decrease in cash and cash equivalents ......................              (1,372)             (47,436)
Cash and cash equivalents at beginning of period ...........               4,210               48,127
                                                                      ----------           ----------
Cash and cash equivalents at end of period .................          $    2,838           $      691
                                                                      ==========           ==========

See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation and Significant Accounting Policies:

         The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended July 1, 2000, are not necessarily indicative of the results that may be expected for the year ending December 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended January 1, 2000 (the "1999 Annual Report") of Springs Industries, Inc. ("Springs" or the "Company").

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

         Reclassifications: Certain prior-year amounts have been reclassified to conform with the fiscal 2000 presentation.

         Segment Reporting: The Company's operations have been aggregated into one reportable segment in accordance with Financial Accounting Standards Board ("FASB") Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company evaluates its performance based on profit from operations, which is defined as net sales less cost of goods sold, selling, general, and administrative expenses, and the provision for uncollectible receivables. Profit from operations and the reconciliation to the Company's consolidated income before taxes for the three-month and six-month periods ended July 1, 2000 and July 3, 1999 were as follows: (in millions)

                                                 Thirteen Weeks Ended        Twenty-Six Weeks Ended
                                                ----------------------       ----------------------
                                                 July 1,       July 3,        July 1,       July 3,
                                                  2000          1999           2000         1999
                                                --------      --------       --------      --------

               Profit from operations ....      $   41.9      $   27.5       $   81.6      $   57.3
               Restructuring and
                realignment expenses .....           2.9            --            2.9            --
               Year 2000 expenses ........            --           0.3             --           0.7
               Interest expense ..........           8.0           6.5           15.9          12.9
               Other (income) expense,
                net ......................           0.1          (0.8)            --          (2.3)
                                                --------      --------       --------      --------
              Income before income
                taxes ....................      $   30.9      $   21.5       $   62.8      $   46.0
                                                ========      ========       ========      ========

         Recently Issued Accounting Standards: In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended in June 2000, by the issuance of Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities(an amendment of FASB Statement No. 133)." This statement, as amended, will require the Company to recognize all derivatives on the Consolidated Balance Sheet at fair value, and may impact the Company's earnings depending on the instruments held at the time of adoption. The Company will be required to adopt this statement, as amended, beginning in its 2001 fiscal year, and is in the process of determining the impact of this standard on its financial position, results of operations and cash flows.

2.       Accounts Receivable:

         The Company performs ongoing credit evaluations of its customers' financial conditions and, typically, requires no collateral from its customers. The Company's reserve for doubtful accounts was $9.5 million at July 1, 2000, compared to $9.7 million at January 1, 2000. The decrease in the reserve for doubtful accounts reflects a year-to-date provision for doubtful accounts of $2.3 million and net write-offs of approximately $2.5 million for previously reserved accounts.

3.       Inventories:

         Inventories are summarized as follows: (in thousands)

                                                                               July 1,            January 1,
                                                                                2000                 2000
                                                                             ----------           ----------

            Standard cost (which approximates current cost):
             Finished goods .......................................          $  358,819           $  328,383
             In process ...........................................             185,728              181,323
             Raw materials and supplies ...........................              58,094               64,293
                                                                             ----------           ----------
                                                                                602,641              573,999
            Less LIFO reserve .....................................             (84,603)             (94,671)
                                                                             ----------           ----------

             Total ................................................          $  518,038           $  479,328
                                                                             ==========           ==========

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

         On January 5, 1999, the Company acquired American Fiber Industries, LLC ("AFI"), a manufacturer and distributor of bed pillows, mattress pads, down comforters and comforter accessories. AFI's operating results have been included in the Company's consolidated financial statements beginning as of the January 5, 1999, acquisition date.

         Effective March 31, 1999, the Company sold its UltraFabrics business. First-quarter 1999 sales and pretax operating profit for the UltraFabrics business were not material.

5.       Restructuring and Realignment Expenses:

         In the second quarter of 2000, the Company adopted a plan to phase out production and close plants in Griffin and Jackson, Georgia, which manufactured certain baby products, and to phase out yarn production for terry towels at its No. 2 plant in Griffin, during August 2000. The Company recorded a pretax charge of $2.9 million, which included a $2.4 million accrual for severance costs arising from the elimination of an estimated 389 hourly and 37 salaried manufacturing positions, a $0.3 million impairment charge for machinery and equipment to be sold (impairment was determined by comparing the net book value against estimated sales value less costs to sell), and a $0.2 million accrual for estimated idle plant costs. These charges relate primarily to the baby products facilities since costs related to the terry yarn facility were not significant. The Company expects to complete the restructuring plan by the end of the first quarter of fiscal 2001.

         The restructuring accrual consisted of the following costs as of July 1, 2000: (in millions)

         Employee severance costs                 $    2.4
         Asset impairment                              0.3
         Idle plant costs                              0.2
                                                  --------

         Total restructuring accrual              $    2.9
                                                  ========

6.       Accrued Benefits and Deferred Compensation:

         The long-term portion of accrued benefits and deferred compensation was comprised of the following: (in thousands)

                                                          July 1,    January 1,
                                                           2000         2000
                                                         ---------   ----------

         Postretirement medical benefit obligation       $  60,648    $  62,097
         Deferred compensation                              64,634       68,132
         Other employee benefit obligations                 51,116       49,243
                                                         ---------    ---------

                  Total                                  $ 176,398    $ 179,472
                                                         =========    =========

         The liabilities are long term in nature and will be paid over time in accordance with the terms of the plans.

7.       Financing Arrangements:

         For the six-month period ended July 1, 2000, the Company borrowed an additional $35.0 million through its existing long-term revolving credit agreement, which will expire in December 2002. The LIBOR-based weighted-average interest rate on this agreement was 6.7 percent as of July 1, 2000.

8.       Comprehensive Income:

         Comprehensive income was $18.6 million and $13.0 million for the three-month periods and $38.8 million and $29.3 million for the six-month periods ended July 1, 2000, and July 3, 1999, respectively. Net income differed from comprehensive income due to foreign currency translation adjustments.

9.       Income Taxes:

         The Company's provision for income taxes for fiscal 2000 is based on an estimated 37 percent effective tax rate, compared to 38 percent during fiscal 1999. This change is due to the Company's ongoing tax planning strategies and management of tax rates in various jurisdictions.

10.      Contingencies:

         During the second quarter of 2000, Springs received a proposed state sales and use tax assessment in the amount of $3.0 million. The Company has accrued a significant portion of this assessment, which is reflected in second-quarter selling, general and administrative expenses. The Company is challenging this assessment and actual amounts paid to the state may differ.

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

         In connection with these proceedings, the Company estimates the range of possible losses to be between $6 million and $15 million and has accrued an undiscounted liability of approximately $10.3 million as of July 1, 2000, which represents management's best estimate of Springs' probable liability concerning all known environmental matters.

         Management believes the $10.3 million will be paid out over the next 15 years. This accrual has not been reduced by any potential insurance recovery to which the Company may be entitled regarding environmental matters. Environmental matters include a site listed on the United States Environmental Protection Agency's ("EPA") National Priority List where Springs is the sole responsible party. Springs, the EPA and the United States Department of Justice have executed a consent decree related to this site. Soil cleanup was completed in 1993, subject to final approval by the EPA, and the approved EPA groundwater remedy began in 1996. There are no other known sites which the Company presently believes may involve material amounts.

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

The Company's emphasis on the home furnishings market has developed into three strategic initiatives: focus on key accounts; brand investment and expansion; and manufacturing and purchasing efficiencies. These initiatives commenced in 1998 and continue to be enhanced and expanded.

In June 2000, the Company announced a restructuring plan to reduce certain production costs. In August 2000, the Company will phase out production and close plants in Griffin and in Jackson, Georgia, which manufacture certain baby products. The Company will also phase out yarn production at the Griffin, Georgia terry towel plant No. 2 in August 2000, and transfer that production to the Company's Griffin plant No. 5 and Hartwell, Georgia facilities. As a result of this plan, an after-tax restructuring charge of $1.8 million, or $0.10 per diluted share, was recorded in June 2000, principally for severance and idle plant costs. See RESTRUCTURING AND REALIGNMENT EXPENSES for additional information.

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

RESULTS OF OPERATIONS

Sales

Net sales for the second quarter of 2000 were $573.1 million, up 5.2 percent from the second quarter of 1999. This increase was principally driven by the Company's key accounts, with continued sales growth of bedding products to major mass merchants and specialty stores, and higher sales of window fashions products to home improvement retailers. The Company continues to experience incremental sales growth over the prior year resulting from its decision to introduce the Springmaid(R) brand to mass merchants. The AFI, Regal, and Canadian businesses also experienced strong increases in sales volume over the prior year. These positive sales trends were partially offset by lower sales to department stores and smaller specialty stores.

During the first six months of 2000, net sales were $1.166 billion, up 3.3 percent from a year ago. The year-to-date increase reflects higher sales of bed, bath and window fashions products to the Company's key accounts, as well as higher sales from the AFI and Regal businesses. The growth in the key accounts continues to be partially offset by lower levels of sales to department stores and smaller specialty stores compared to prior-year periods.


Earnings

Net income for the second quarter was $19.4 million, or $1.06 per diluted share, compared to $13.3 million, or $0.73 per diluted share in the second quarter of 1999. Second quarter 2000 earnings included a one-time after-tax charge of $1.8 million, or $0.10 per diluted share, related to the Company's previously mentioned restructuring plan. See RESTRUCTURING AND REALIGNMENT EXPENSES for additional discussion. Second quarter 1999 earnings included after-tax Year 2000 expenses of $0.2 million, or $0.01 per diluted share. Excluding the restructuring and realignment charge in the current year and Year 2000 expenses in the prior year, second quarter net income would have been $21.3 million, or $1.16 per diluted share, in 2000 compared to $13.5 million, or $0.74 per diluted share, in the prior year.

The increase in earnings was driven primarily by the increase in sales volume and improvements in second-quarter gross margin, from 18.0 percent in 1999 to
20.3 percent in 2000. The gross margin improvement resulted primarily from improved purchasing efficiencies. Additionally, Springs had previously disclosed that second quarter margins were expected to include a negative impact from higher sales of accumulated off-quality and closeout merchandise. The Company did not sell as much of these products as anticipated due to unfavorable pricing that existed during the quarter. These improvements in gross margin were partially offset by increased customer claims. The 2000 gross margin for the quarter excludes the impact of the second-quarter restructuring and realignment charge.

The Company's selling, general and administrative expense rate for the second quarter of 2000 decreased slightly when compared to the second quarter of 1999. The rate for the second quarter reflects higher spending for advertising and promotions to support brand initiatives. During the second quarter of 2000, Springs received a proposed state sales and use tax assessment in the amount of $3.0 million. The Company has accrued a significant portion of this assessment, although Springs is challenging the assessment and actual amounts paid to the state may differ. In the second quarter of 1999, a higher provision for bad debts, Year 2000 expenses, and higher fees for management advisory services related to the Company's development of its manufacturing and purchasing efficiency initiatives resulted in a higher selling, general and administrative rate, when compared to the second quarter of 2000.

Net income for the first six months of 2000 was $39.6 million, or $2.16 per diluted share, compared to last year's $28.5 million, or $1.57 per diluted share. Net income before the effects of the previously mentioned restructuring and realignment charge and Year 2000 expenses would have been

$41.4 million, or $2.26 per diluted share, for the first six months of 2000, compared to $29.0 million, or $1.60 per diluted share, for the first six months of 1999.

The increase in earnings for the first six months of 2000 was driven primarily by the increases in sales volumes and by improvements in gross margin, from 17.8 percent in 1999 to 19.8 percent in 2000. This increase resulted primarily from improved manufacturing productivity and improved purchasing efficiencies. The gross margin for the first six months of 2000 excludes the impact of the second-quarter restructuring and realignment charge.

Selling, general and administrative expenses increased slightly in the first half of 2000, compared to the first half of 1999. The increase reflects higher spending in the current year for advertising, promotions, sales and marketing expenses, and the second-quarter state sales and use tax assessment. The rate for the first half of 1999 reflects a higher provision for bad debts than the current year, Year 2000 expenses and higher fees for management advisory services related to the Company's development of its manufacturing and purchasing efficiency initiatives.

Outlook

The Company expects that the current sales growth rate over the prior year to continue during the second half of 2000 through growth in the Company's key accounts, the introduction of new programs in the fall, and the sale of accumulated levels of off-quality and closeout merchandise. While the current sales growth levels and improvements in gross margins related to manufacturing and purchasing efficiencies are expected to continue through the end of fiscal 2000, operating earnings for the last six months of the year are expected to be somewhat below prior-year levels due to several factors. Margins are expected to be negatively affected by sales of the previously mentioned off-quality and closeout inventory. Additionally, in order to reduce inventory levels, the Company plans to curtail production during the third and fourth quarter at certain facilities. These temporary production curtailments are expected to negatively affect margins by $6.0 million, which is expected to be incurred evenly over the third and fourth quarters of 2000. Finally, the Company expects the previously mentioned increase in the level of customer claims to continue throughout the last half of the year.

During the second quarter of 2000, the Company was not able to negotiate a continuation of its license to produce Disney products in its bed and bath business. The current license expires at the end of fiscal 2000 for most Disney programs. The Company does not expect the loss of the Disney license to have a significant impact on future sales and earnings trends.

Income Taxes

The Company's provision for income taxes for fiscal 2000 is based on an estimated 37 percent effective tax rate, compared to 38 percent during fiscal 1999. This change is due to the Company's ongoing tax planning strategies and management of tax rates in various jurisdictions and resulted in a $0.3 million and $0.6 million reduction in the second quarter 2000 and first half of 2000 tax provisions, respectively.

RESTRUCTURING AND REALIGNMENT EXPENSES

In the second quarter of 2000, the Company adopted a plan to phase out production and close plants in Griffin and Jackson, Georgia, which manufactured certain baby products, and to phase out yarn production for terry towels at its No. 2 plant in Griffin, Georgia during August 2000. The Company will replace the baby products production by outsourcing with lower-cost providers. The terry production at the Griffin No. 2 plant will be transferred to the Company's Griffin No. 5 and Hartwell, Georgia, plants, where recent investment in new manufacturing technology will allow terry yarn to be produced more competitively.

In connection with this plan, the Company recorded a pretax charge of $2.9 million, which included a $2.4 million accrual for severance costs arising from the elimination of an estimated 389 hourly and 37 salaried manufacturing positions, a $0.3 million impairment charge for machinery and equipment to be sold (impairment was determined by comparing the net book value against estimated sales value less costs to sell), and a $0.2 million accrual for estimated idle plant costs. These charges relate primarily to the baby products facilities since costs related to the terry yarn facility were not significant.

The expected benefits of this plan include lower product costs and better utilization of existing capacity in other facilities. As a result, the Company expects to realize after-tax savings from lower product costs of $0.9 million for the second half of 2000, and $2.5 million in fiscal 2001. The restructuring plan is expected to be complete by the end of the first quarter of fiscal 2001.

The restructuring accrual consisted of the following costs as of July 1, 2000:
(in millions)

Employee severance costs                             $    2.4
Asset impairment                                          0.3
Idle plant costs                                          0.2
                                                     --------
Total restructuring accrual                          $    2.9
                                                     ========

CAPITAL RESOURCES AND LIQUIDITY

As of the end of the second quarter of 2000, the Company increased its short-term borrowings by $21.0 million and borrowed an additional $35.0 million under its existing long-term revolving credit agreement. These borrowings were used to fund higher levels of accounts receivable and inventory and to reduce various current liabilities. An increase in inventory by $38.7 million over prior year-end occurred as a result of the building of inventory for rollouts of products under new programs and the need to maintain higher levels of finished-goods inventory to meet customer service requirements, combined with lower-than-expected sales of off-quality and closeout merchandise. Accounts payable and other current liabilities decreased by $19.4 million from the end of 1999.

The Company has reduced its estimate of capital expenditures for 2000 from $150 million to approximately $145 million. Management believes that cash generated by operations and borrowings from bank lines will adequately provide for the Company's cash needs during 2000.

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

Interest Rate Risk: Springs is exposed to interest rate volatility with regard to existing issuances of variable rate debt. The Company uses interest rate swaps to reduce interest rate volatility and funding costs associated with certain debt issues, and to achieve a desired proportion of variable versus fixed-rate debt, based on current and projected market conditions. The fair value of the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations, has not changed materially as of July 1, 2000, relative to the fair value of such instruments at January 1, 2000.

Commodity Price Risk: The Company is exposed to price fluctuations related to anticipated purchases of certain raw materials, primarily cotton fiber. Springs uses a combination of forward delivery contracts and exchange-traded futures contracts, consistent with the size of its business, to reduce the Company's exposure to price volatility. Management assesses these contracts on a continuous basis to determine if contract prices will be recovered through subsequent sales. The fair value of futures contracts held at July 1, 2000, was not material, and near-term changes in the price of cotton fiber are not expected to have a material impact on the Company's future earnings or cash flows.

Foreign Exchange Risk: The Company is exposed to foreign exchange risks to the extent of adverse fluctuations in certain exchange rates, primarily the Canadian dollar and Mexican peso. The Company does not believe that reasonably possible near-term changes in foreign currencies will result in a material impact on future earnings or cash flows.

NEW PRONOUNCEMENTS

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended in June 2000, by the issuance of Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)." This statement, as amended, will require the Company to recognize all derivatives on the Consolidated Balance Sheet at fair value, and may impact the Company's earnings depending on the instruments held at the time of adoption. The Company will be required to adopt this statement, as amended, beginning in its 2001 fiscal year, and is in the process of determining the impact of this standard on its financial position, results of operations and cash flows.

FORWARD LOOKING INFORMATION

This Form 10-Q report contains forward-looking statements that are based on management's expectations, estimates, projections, and assumptions. Words such as "expects," "believes," "estimates," and variations of such words and similar expressions are often used to identify such forward-looking statements which include but are not limited to projections of expenditures, savings, completion dates, cash flows, and operating performance. Such forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guaranties of future performance; instead, they relate to situations with respect to which certain risks and uncertainties are difficult to predict. Actual future results and trends, therefore, may differ materially from what is predicted in forward-looking statements due to a variety of factors, including: the health of the retail economy in general, competitive conditions and demand for the Company's products; progress toward the Company's manufacturing and purchasing efficiency initiatives; unanticipated natural disasters; legal proceedings; labor matters; and the availability and price of raw materials which could be affected by weather, disease, energy costs, or other factors.

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

                           PART II - OTHER INFORMATION

                                ITEM 6 - EXHIBITS

The following exhibits are filed as part of this report:

         (10)     Material Contracts - Executive Compensation Plans and
         Arrangements

                  (a) 1st Amendment to Springs Industries, Inc. 1999 Achievement Incentive Plan

         (27)     Financial Data Schedule (For SEC use only)

                                   SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, Springs Industries, Inc. has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       SPRINGS INDUSTRIES, INC.



                                       By: /s/ Jeffrey A. Atkins
                                          -----------------------------
                                          Jeffrey A. Atkins
                                          Executive Vice President and
                                          Chief Financial Officer
                                          (Duly Authorized Officer and
                                          Principal Financial Officer)



DATED:  August 15, 2000

                                  EXHIBIT INDEX

Item                                                                   Page No.
----                                                                   --------

(10)       (a)     1st Amendment to Springs Industries, Inc. 1999         21
                   Achievement Incentive Plan

(27)               Financial Data Schedule (for SEC use only)             22