Form 10-Q
period 2000-09-30
SPRINGS INDUSTRIES INC
filed 2000-11-13
CIK 93102

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------


                                  FORM 10-Q

For the Quarter Ended September 30, 2000          Commission File Number 1-5315

                      -------------------------------------

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

                                 Yes [X]  No [ ]


                      -------------------------------------

As of November 8, 2000, there were 10,776,497 shares of Class A Common Stock and 7,154,763 shares of Class B Common Stock of Springs Industries, Inc. outstanding.

                      -------------------------------------

There are 32 pages in the sequentially numbered, manually signed original of this report.


                       The Index to Exhibits is on Page 22

                         TABLE OF CONTENTS TO FORM 10-Q



PART I - FINANCIAL INFORMATION


ITEM                                                                     PAGE
----                                                                     ----

1.                FINANCIAL STATEMENTS                                     3

2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS         12

3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK                                     19



PART II - OTHER INFORMATION


ITEM                                                                     PAGE
----                                                                     ----

6.                EXHIBITS                                                20


SIGNATURES                                                                21


EXHIBIT INDEX                                                             22

                         PART I - FINANCIAL INFORMATION
                          ITEM 1.- FINANCIAL STATEMENTS

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Statement of Operations and Retained Earnings
(In thousands except per share amounts)
(Unaudited)

                                          THIRTEEN WEEKS ENDED             THIRTY-NINE WEEKS ENDED
                                        -------------------------       -----------------------------
                                        SEPT. 30,         OCT. 2,         SEPT.30,          OCT. 2,
                                           2000            1999             2000             1999
                                        ---------       ---------       -----------       -----------
OPERATIONS
 Net sales .......................      $ 574,753       $ 562,897       $ 1,741,105       $ 1,691,806

 Cost and expenses:
   Cost of goods sold ............        466,152         455,895         1,401,313         1,384,304
   Selling, general and
     administrative expenses .....         69,837          70,677           217,101           209,491
   Provision for uncollectible
     receivables .................          2,070           1,935             4,367             6,306
   Restructuring and
     realignment expenses ........             --              --             2,890                --
   Year 2000 expenses ............             --             129                --               844
   Interest expense ..............          8,150           6,741            24,044            19,631
   Other income, net .............           (186)         (1,506)             (129)           (3,818)
                                        ---------       ---------       -----------       -----------
   Total .........................        546,023         533,871         1,649,586         1,616,758
                                        ---------       ---------       -----------       -----------

Income before income taxes .......         28,730          29,026            91,519            75,048

Income tax provision .............         10,633          11,038            33,871            28,522
                                        ---------       ---------       -----------       -----------

   Net income ....................      $  18,097       $  17,988       $    57,648       $    46,526
                                        =========       =========       ===========       ===========

Basic earnings per common
 share ...........................      $    1.01       $    1.01       $      3.22       $      2.61
                                        =========       =========       ===========       ===========

Diluted earnings per common
 share ...........................      $    1.00       $     .99       $      3.16       $      2.56
                                        =========       =========       ===========       ===========

Cash dividends declared per
 common share:
  Class A common shares ..........      $     .33       $     .33       $       .99       $       .99
                                        =========       =========       ===========       ===========
  Class B common shares ..........      $     .30       $     .30       $       .90       $       .90
                                        =========       =========       ===========       ===========
Basic weighted-average
 common shares outstanding .......         17,924          17,878            17,920            17,858
Dilutive effect of stock-
 based compensation awards .......            193             318               298               293
                                        ---------       ---------       -----------       -----------
Diluted weighted-average
 common shares outstanding .......         18,117          18,196            18,218            18,151
                                        =========       =========       ===========       ===========

RETAINED EARNINGS
 Retained earnings at
  beginning of period ............      $ 706,325       $ 649,126       $   678,170       $   631,943
 Net income ......................         18,097          17,988            57,648            46,526
 Cash dividends declared .........         (5,700)         (5,684)          (17,096)          (17,039)
                                        ---------       ---------       -----------       -----------

 Retained earnings at end of
  period .........................      $ 718,722       $ 661,430       $   718,722       $   661,430
                                        =========       =========       ===========       ===========


See Notes to Condensed Consolidated Financial Statements.

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Balance Sheet
(In thousands except share data)
(Unaudited)

                                                          SEPT. 30,        JANUARY 1,
                                                            2000              2000
                                                        -----------       -----------
ASSETS
Current assets:
  Cash and cash equivalents ......................      $     2,740       $     4,210
  Accounts receivable, net .......................          327,999           302,210
  Inventories, net ...............................          506,344           479,328
  Other ..........................................           37,576            37,669
                                                        -----------       -----------
    Total current assets .........................          874,659           823,417
                                                        -----------       -----------

Property .........................................        1,496,589         1,452,877
  Accumulated depreciation .......................         (875,305)         (827,234)
                                                        -----------       -----------
    Property, net ................................          621,284           625,643
                                                        -----------       -----------
Goodwill and other assets ........................          131,175           125,938
                                                        -----------       -----------

    Total ........................................      $ 1,627,118       $ 1,574,998
                                                        ===========       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings ..........................      $    26,600       $    35,450
  Current maturities of long-term debt ...........           20,809            21,203
  Accounts payable ...............................           96,824           106,569
  Other accrued liabilities ......................          134,584           137,199
                                                        -----------       -----------
    Total current liabilities ....................          278,817           300,421
                                                        -----------       -----------

Noncurrent liabilities:
  Long-term debt .................................          321,502           283,534
  Accrued benefits and deferred
   compensation ..................................          176,192           179,472
  Other ..........................................           36,857            36,700
                                                        -----------       -----------
    Total noncurrent liabilities .................          534,551           499,706
                                                        -----------       -----------

Shareholders' equity:
  Class A common stock- $.25 par value
    (10,860,891 and 10,844,536 shares
    issued in fiscal 2000 and 1999,
    respectively) ................................            2,715             2,712
  Class B common stock- $.25 par value
    (7,154,763 and 7,156,663 shares issued and
    outstanding in fiscal 2000 and 1999,
    respectively) ................................            1,789             1,789
  Additional paid-in capital .....................          103,953           103,584
  Retained earnings ..............................          718,722           678,170
  Cost of Class A common shares in treasury
    (91,656 and 95,850 shares in fiscal 2000
    and 1999, respectively) ......................           (2,094)           (2,181)
  Accumulated other comprehensive loss ...........          (11,335)           (9,203)
                                                        -----------       -----------
    Total shareholders' equity ...................          813,750           774,871
                                                        -----------       -----------
    Total ........................................      $ 1,627,118       $ 1,574,998
                                                        ===========       ===========

See Notes to Condensed Consolidated Financial Statements.

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)


                                                             THIRTY-NINE WEEKS ENDED
                                                            ------------------------
                                                            SEPT. 30,        OCT. 2,
                                                              2000            1999
                                                           ---------       ---------
Operating activities:
  Net income ........................................      $  57,648       $  46,526
  Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization ....................         78,948          74,944
   Provision for restructuring and realignment
    expenses ........................................          2,890              --
   Provision for uncollectible receivables ..........          4,367           6,306
   (Gains)losses on sales of property ...............            927          (3,602)
   Changes in working capital, net ..................        (67,973)        (85,388)
   Other, net .......................................        (10,295)         (8,735)
                                                           ---------       ---------
      Net cash provided by operating activities .....         66,512          30,051
                                                           ---------       ---------

Investing activities:
  Purchases of property .............................        (70,188)       (122,097)
  Proceeds from sales of property ...................            753          32,222
  Net proceeds from sales of businesses .............             --          36,094
  Business acquisitions, net of cash acquired .......         (5,700)        (52,298)
  Principal collected on notes receivable ...........          1,100           6,853
                                                           ---------       ---------
      Net cash used by investing activities .........        (74,035)        (99,226)
                                                           ---------       ---------

Financing activities:
  Proceeds from (repayments of) short-term
   borrowings, net ..................................         (8,850)         35,929
  Proceeds from long-term debt ......................        150,000          70,000
  Repayments of long-term debt ......................       (112,426)        (62,954)
  Proceeds from exercise of stock options ...........            119           1,258
  Cash dividends paid ...............................        (22,790)        (22,706)
                                                           ---------       ---------
      Net cash provided by financing activities .....          6,053          21,527
                                                           ---------       ---------

Decrease in cash and cash equivalents ...............         (1,470)        (47,648)
Cash and cash equivalents at beginning of period ....          4,210          48,127
                                                           ---------       ---------
Cash and cash equivalents at end of period ..........      $   2,740       $     479
                                                           =========       =========


See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation and Significant Accounting Policies:

         The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 30, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the annual report on Form 10-K for the year ended January 1, 2000 (the "1999 Annual Report") of Springs Industries, Inc. ("Springs" or the "Company").

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

         Segment Reporting: The Company's operations have been aggregated into one reportable segment in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company evaluates its performance based on profit from operations, which is defined as net sales less cost of goods sold, selling, general, and administrative expenses, and the provision for uncollectible receivables. Profit from operations and the reconciliation to the Company's consolidated income before income taxes for the three-month and nine-month periods ended September 30, 2000 and October 2, 1999 were as follows: (in thousands)

                                     Thirteen Weeks Ended   Thirty-Nine Weeks Ended
                                     --------------------   -----------------------
                                     Sept. 30,   Oct. 2,    Sept. 30,     Oct. 2,
                                        2000      1999         2000         1999
                                     ---------  ---------   ---------    ---------

            Profit from operations    $36,694    $34,390    $118,324     $91,705
            Restructuring and
             realignment expenses           -          -       2,890           -
            Year 2000 expenses              -        129           -         844
            Interest expense            8,150      6,741      24,044      19,631
            Other income, net            (186)    (1,506)       (129)     (3,818)
                                       ------     ------     -------      ------
           Income before income
             taxes                    $28,730    $29,026    $ 91,519     $75,048
                                      =======    =======    ========     =======

         Recently Issued Accounting Standards: In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS No. 140 is effective for transactions after March 31, 2001, and is effective for recognition and disclosure for fiscal years ending after December 15, 2000. The Company is currently reviewing this guidance in order to determine the impact of this statement, if any, on the consolidated financial statements.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended in June 2000 by the issuance of Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)." This statement, as amended, will require the Company to recognize all derivatives on the Consolidated Balance Sheet at fair value, with changes in fair value recognized in earnings unless specific criteria are met for derivatives in qualifying hedging transactions. Changes in fair value of derivatives in qualifying hedging transactions will be reflected in accumulated other comprehensive income and reclassified into earnings at the time the corresponding hedged transaction is reflected in earnings. The Company will be required to adopt SFAS No. 133, as amended, beginning in its 2001 fiscal year.

         The Company has appointed a cross-functional team to implement SFAS No. 133 and has been reviewing derivative strategies and policies, inventorying freestanding derivatives, reviewing contracts for embedded derivatives, and addressing various other SFAS No. 133 related issues. Management has currently identified cotton futures contracts, natural gas commodity swap contracts and interest rate swap contracts as its only derivative contracts, and management believes these items will qualify for hedge accounting treatment. As noted above, the Company is still reviewing contracts for embedded derivatives, but none have been identified to date. The Company estimates that, as of September 30, 2000, this statement, as amended, will not have a material impact on the Company's consolidated results of operations, financial position, or cash flows. The effect of SFAS No. 133 as of the implementation date on January 1, 2001, however, cannot be determined with certainty at this time because it is subject to the market values of derivative instruments and related hedged items held at the implementation date, as well as continuing interpretive guidance being issued by the FASB.

2.       Accounts Receivable:

         The Company performs ongoing credit evaluations of its customers' financial conditions and, typically, requires no collateral from its customers. The Company's reserve for doubtful accounts was $11.4 million at September 30, 2000, compared to $9.7 million at January 1, 2000. The increase in the reserve for doubtful accounts at September 30, 2000, reflects a year-to-date provision for doubtful accounts of $4.4 million and net write-offs of approximately $2.7 million for previously reserved accounts. The Company's reserve for doubtful accounts was $14.8 million at October 2, 1999, compared to $11.7 million at January 2, 1999. The increase in the reserve for doubtful accounts at October 2, 1999, reflects a year-to-date provision for doubtful accounts of $6.3 million and net write-offs of approximately $3.2 million for previously reserved accounts.

 3.      Inventories:

         Inventories are summarized as follows: (in thousands)

                                                   Sept. 30,       January 1,
                                                      2000            2000
                                                   ---------       ---------
            Standard cost (which approximates
            current cost):
             Finished goods                        $ 338,764       $ 328,383
             In process                              196,772         181,323
             Raw materials and supplies               55,399          64,293
                                                   ---------       ---------
                                                     590,935         573,999
            Less LIFO reserve                        (84,591)        (94,671)
                                                   ---------       ---------

             Total                                 $ 506,344       $ 479,328
                                                   =========       =========

 4.      Acquisitions and Divestiture:

         On August 7, 2000, the Company acquired certain assets and operations of a Mexican maquiladora, which fabricates window blind treatments, and a related U.S. facility. The purchase price was approximately $5.7 million. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" ("APB 16"), and the operating results for the acquired business have been included in the Company's consolidated financial statements since the August 7, 2000, acquisition date. The purchase price was allocated to the assets acquired based on their estimated fair value at the date of acquisition.

         The excess of the purchase price over the fair value of the assets acquired, which totaled $3.9 million, has been recorded as goodwill and is being amortized on a straight-line basis over 20 years. The pro-forma impact on sales and operating profits for the three-month and nine-month periods ended September 30, 2000, and October 2, 1999, were not material.

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

         On January 5, 1999, the Company acquired the remaining 50% interest in American Fiber Industries, LLC ("AFI"), a manufacturer and distributor of bed pillows, mattress pads, down comforters and comforter accessories. AFI's operating results have been included in the Company's consolidated financial statements beginning as of the January 5, 1999, acquisition date.

         Effective March 31, 1999, the Company sold its UltraFabrics business. First-quarter 1999 sales and pretax operating profit for the UltraFabrics business were not material.

 5.      Restructuring and Realignment Expenses:

         In the second quarter of 2000, the Company adopted a plan to phase out production and close plants in Griffin and Jackson, Georgia, which manufactured certain baby products, and to phase out yarn production for terry towels at its No. 2 plant in Griffin, beginning in August 2000. The Company recorded a pretax charge of $2.9 million, which included a $2.4 million accrual for severance costs arising from the elimination of an estimated 389 hourly and 37 salaried manufacturing positions, a $0.3 million impairment charge for machinery and equipment to be sold (impairment was determined by comparing the net book value against estimated sales value less costs to sell), and a $0.2 million accrual for estimated idle plant costs. These charges relate primarily to the baby products facilities since costs related to the terry yarn facility were not significant. The Company expects to complete the restructuring plan by the end of the first quarter of fiscal 2001.

         The following represents changes in the restructuring accruals since the adoption of the plan: (in millions)

                                                                       Idle
                                            Severance     Asset        Plant
                                             Accrual    Impairment     Costs
                                             -------    ----------     -----
            Original accrual as of
             July 1, 2000                    $ 2.4       $ 0.3         $ 0.2
            Cash payments                     (0.6)         --          (0.2)
            Charged against
             assets                             --        (0.3)           --
                                             -----       -----         -----
            Accrual balance
             as of September 30, 2000        $ 1.8       $ 0.0         $ 0.0
                                             =====       =====         =====

6.       Goodwill:

         The Company had net goodwill of $62.0 million and $60.2 million at September 30, 2000, and January 1, 2000, respectively. These amounts are net of accumulated amortization of $15.7 million at September 30, 2000, and $13.6 million at January 1, 2000. See Note 4, Acquisitions and Divestiture, for a description of the goodwill from the fiscal 2000 acquisition.

 7.      Accrued Benefits and Deferred Compensation:

         The long-term portion of accrued benefits and deferred compensation was comprised of the following: (in thousands)

                                                             Sept.30,       January 1,
                                                               2000            2000
                                                             --------        --------
            Postretirement medical benefit obligation        $ 58,913        $ 62,097
            Deferred compensation                              66,372          68,132
            Other employee benefit obligations                 50,907          49,243
                                                             --------        --------

                     Total                                   $176,192        $179,472
                                                             ========        ========

         The liabilities are long term in nature and will be paid over time in accordance with the terms of the plans.

 8.      Financing Arrangements:

         For the nine-month period ended September 30, 2000, the Company borrowed an additional $55.0 million through its existing long-term revolving credit agreement, which will expire in December 2002. The LIBOR-based weighted-average interest rate on this agreement was 6.9 percent as of September 30, 2000.

 9.      Comprehensive Income:

         Comprehensive income was $16.7 million and $17.9 million for the three-month periods and $55.5 million and $47.2 million for the nine-month periods ended September 30, 2000, and October 2, 1999, respectively. Net income differed from comprehensive income due to foreign currency translation adjustments.

10.      Income Taxes:

         The Company's provision for income taxes for fiscal 2000 is based on an estimated 37 percent effective tax rate, compared to 38 percent during fiscal 1999. This change is due to the Company's ongoing tax planning strategies and management of tax rates in various jurisdictions.

11.      Contingencies:

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

         In connection with these proceedings, the Company estimates the range of possible losses to be between $6.2 million and $14.4 million and has accrued an undiscounted liability of approximately $10.0 million as of September 30, 2000, which represents management's best estimate of Springs' probable liability concerning all known environmental matters.

         Management believes the $10.0 million will be paid out over the next 15 years. This accrual has not been reduced by any potential insurance recovery to which the Company may be entitled regarding environmental matters. Environmental matters include a site listed on the United States Environmental Protection Agency's ("EPA") National Priority List where Springs is the sole responsible party. Springs, the EPA and the United States Department of Justice have executed a consent decree related to this site. Soil cleanup was completed in 1993, subject to final approval by the EPA, and the approved EPA groundwater remedy began in 1996. There are no other known sites which the Company presently believes may involve material expenditures.

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

                ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Springs Industries, Inc. ("Springs" or "the Company") is engaged in manufacturing, marketing and selling home furnishings products. The Company's product line includes sheets, pillows, pillowcases, bedspreads, comforters, mattress pads, baby bedding and infant apparel, towels, shower curtains, bath and accent rugs, other bath fashion accessories, over-the-counter home-sewing fabrics, drapery hardware, and hard and soft decorative window fashions.

The Company's emphasis on the home furnishings market has developed into three strategic initiatives: focus on key accounts; brand investment and expansion; and manufacturing and purchasing efficiencies. These initiatives commenced in 1998 and continue to be enhanced and expanded.

In June 2000, the Company announced a restructuring plan to reduce certain production costs and in August 2000 began to phase out production and close plants in Griffin and in Jackson, Georgia, which manufacture certain baby products. The Company also began to phase out yarn production at the Griffin, Georgia terry towel plant No. 2 in August 2000, and transfer that production to the Company's Griffin plant No. 5 and Hartwell, Georgia facilities. As a result of this plan, an after-tax restructuring charge of $1.8 million, or $0.10 per diluted share, was recorded in June 2000, principally for severance and idle plant costs. See RESTRUCTURING AND REALIGNMENT EXPENSES for additional information.

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


RESULTS OF OPERATIONS

Sales

Net sales for the third quarter of 2000 were $574.8 million, up 2.1 percent from the third quarter of 1999. This increase was principally driven by the Company's key accounts, with continued sales growth of bedding and bath products to major mass merchants and specialty stores and higher sales of hard window fashions products to home improvement retailers. The Company continues to benefit from incremental sales growth over the prior year resulting from its decision to introduce the Springmaid(R) brand to mass merchants. The AFI business also experienced strong increases in sales volume over the prior year. These positive sales trends were partially offset by continued lower sales to department stores and smaller specialty stores, and lower sales of hard window fashions products to distributors and fabricators.

During the first nine months of 2000, the Company's net sales were $1.741 billion, up 2.9 percent from a year ago. The year-to-date increase reflects higher sales of bed, bath and hard window fashions products to the Company's key accounts, including higher sales from the AFI business. The growth in the key accounts has been partially offset by lower levels of sales to department stores and smaller specialty stores compared to prior-year periods.

Earnings

Net income for the third quarter was $18.1 million, or $1.00 per diluted share, compared to $18.0 million, or $0.99 per diluted share in the third quarter of 1999. Third quarter 1999 earnings included Year 2000 expenses of $0.1 million and an after-tax gain on the sale-leaseback of the Company's New York office building of $0.9 million. Third quarter 1999 net income excluding Year 2000 expenses and the New York office building gain would have been $17.2 million, or $0.94 per diluted share.

Operating earnings for the third quarter of 2000 were $36.7 million, up 6.7 percent from $34.4 million in the third quarter of 1999. The improvement in operating earnings was due primarily to the increase in sales volume and lower selling, general and administrative expenses. Although operating earnings improved, net income remained flat compared to the third quarter of last year due to higher interest expense in 2000 and the New York office building gain in 1999.

The Company's gross margin for the third quarter decreased slightly, from 19.0 percent in 1999 to 18.9 percent in 2000. This decline resulted primarily from a higher level of customer claims and continued efforts to reduce the Company's inventory levels through increased sales of off-quality and closeout merchandise and temporary production curtailments. These items were offset by improvements from purchasing and manufacturing initiatives.

The Company's selling, general and administrative expenses for the third quarter of 2000 decreased when compared to the third quarter of 1999. These expenses were lower in the third quarter of 2000 due to a focus on cost containment, and lower expenses for compensation incentives based on overall Company performance. Selling, general and administrative expenses in the third quarter of 1999 also included higher fees for management advisory services related to the Company's development of its manufacturing and purchasing efficiency initiatives.

Net income for the first nine months of 2000 was $57.6 million, or $3.16 per diluted share, compared to last year's $46.5 million, or $2.56 per diluted share. Net income before the effects of the restructuring and realignment charge in the second quarter of 2000, and Year 2000 expenses and the New York office building gain in 1999, would have been $59.5 million, or $3.26 per diluted share, for the first nine months of 2000, compared to $46.1 million, or $2.54 per diluted share, for the first nine months of 1999.

Operating earnings for the first nine months of 2000 were $118.3 million, compared to $91.7 million in the prior year. This increase in operating earnings was driven primarily by the increases in sales volumes and by improvements in gross margin, from 18.2 percent in 1999 to 19.5 percent in 2000. This increase resulted primarily from purchasing efficiencies and improved manufacturing productivity. The gross margin for the first nine months of 2000 excludes the impact of the second-quarter restructuring and realignment charge.

Selling, general and administrative expenses were higher in the first nine months of 2000, compared to the first nine months of 1999, due to higher spending for advertising, increased sales and marketing expenses to improve customer service and focus on key accounts, and a second-quarter 2000 state sales and use tax assessment. Selling, general and administrative expenses for 1999 reflect higher fees for management advisory services related to the Company's development of its manufacturing and purchasing efficiency initiatives. The provision for bad debts is lower in 2000 and reflects an overall improvement in the credit quality of the Company's receivables.

Income Taxes

The Company's provision for income taxes for fiscal 2000 is based on an estimated 37 percent effective tax rate, compared to 38 percent during fiscal 1999. This change is due to the Company's ongoing tax planning strategies and management of tax rates in various jurisdictions and resulted in reductions in the tax provisions of $0.3 million and $0.9 million for the third quarter and first nine months of 2000, respectively.


OUTLOOK

The Company expects the current sales growth rate over the prior year to improve slightly for the fourth quarter of 2000 through growth in the Company's key accounts, the introduction of new programs in the quarter, and increased sales of off-quality and closeout merchandise. Gross margins for the fourth quarter of 2000 are expected to decline from the third quarter of 2000 due to projected higher sales of off-quality and closeout merchandise and continued curtailments of inventory production. This projected decline in gross margins is expected to be offset somewhat by lower levels of customer claims and the impact of the ongoing manufacturing and purchasing initiatives. In addition to the impact of the above-mentioned items, fourth quarter 2000 gross margins are expected to be lower than the fourth quarter of 1999 due to the favorable impact of the settlement of a $3.2 million business interruption insurance claim recorded in the fourth quarter of 1999.

RESTRUCTURING AND REALIGNMENT EXPENSES

In the second quarter of 2000, the Company adopted a plan to phase out production and close plants in Griffin and Jackson, Georgia, which manufactured certain baby products, and to phase out yarn production for terry towels at its No. 2 plant in Griffin, Georgia beginning in August 2000. The Company will replace the baby products production by outsourcing from low-cost providers. The terry yarn production at the Griffin No. 2 plant has been transferred to the Company's Griffin No. 5 and Hartwell, Georgia, plants, where recent investment in new manufacturing technology allows terry yarn to be produced more competitively.

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

The following represents changes in the restructuring accruals since the adoption of the plan: (in millions)

                                                                        Idle
                                            Severance       Asset       Plant
                                             Accrual      Impairment    Costs
                                             -------      ----------    -----
           Original accrual as of
            July 1, 2000                      $ 2.4         $ 0.3       $ 0.2
           Cash payments                       (0.6)           --        (0.2)
           Charged against
            assets                               --          (0.3)         --
                                              -----         -----       -----
           Accrual balance
            as of September 30, 2000          $ 1.8         $ 0.0       $ 0.0
                                              =====         =====       =====


CAPITAL RESOURCES AND LIQUIDITY

The Company decreased its short-term borrowings by $8.9 million and borrowed an additional $55.0 million under its existing long-term revolving credit agreement during the first nine months of 2000. These borrowings were used to fund higher levels of accounts receivable and inventory and to reduce various current liabilities. An increase in inventory by $27.0 million over prior year-end occurred primarily as a result of higher levels of grey roll stock inventory and off-quality and closeout merchandise. Accounts payable and other current liabilities decreased by $12.4 million from the end of 1999.

The Company has reduced its revised estimate of capital expenditures for 2000 from $145 million to approximately $125 million. Management believes that cash generated by operations and borrowings from bank lines will adequately provide for the Company's cash needs during 2000.


ACQUISITION

On August 7, 2000, the Company acquired certain assets and operations of a Mexican maquiladora, which fabricates window blind treatments, and a related

U.S. facility. The purchase price was approximately $5.7 million. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations" ("APB 16"), and the operating results of the acquired business have been included in the Company's consolidated financial statements since the August 7, 2000 acquisition date. The purchase price was allocated to the assets acquired based on their estimated fair value at the date of acquisition.

The excess of the purchase price over the fair value of the assets acquired, which totaled $3.9 million, has been recorded as goodwill and is being amortized on a straight-line basis over 20 years. The pro-forma impact on sales and operating profits for the three-month and nine-month periods ended September 30, 2000 and October 2, 1999, were not material.


MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

Refer to NEW PRONOUNCEMENTS for a discussion of the impact of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," on market risk sensitive instruments and positions.

Interest Rate Risk: Springs is exposed to interest rate volatility with regard to existing issuances of variable rate debt. The Company uses interest rate swaps to reduce interest rate volatility and funding costs associated with certain debt issues, and to achieve a desired proportion of variable versus fixed-rate debt, based on current and projected market conditions. The fair value of the Company's derivative financial instruments and other financial instruments that are sensitive to changes in interest rates, including interest rate swaps and debt obligations, has not changed materially as of September 30, 2000, relative to the fair value of such instruments at January 1, 2000.

Commodity Price Risk: The Company is exposed to price fluctuations related to anticipated purchases of certain raw materials, primarily cotton fiber. Springs uses a combination of forward delivery contracts and exchange-traded futures contracts, consistent with the size of its business, to reduce the Company's exposure to price volatility. Management assesses these contracts on a continuous basis to determine if contract prices will be recovered through subsequent sales. The number of futures contracts held and the fair value of those contracts at September 30, 2000, were not material, and near-term changes in the price of cotton fiber are not expected to have a material impact on the Company's future earnings or cash flows.

The Company is also exposed to price fluctuations related to anticipated purchases of natural gas. During the third quarter of 2000, Springs entered into a commodity swap contract to fix the price it pays for natural gas for a portion of its expected utilization during the fourth quarter of 2000. The fair value of the contract at September 30, 2000 was not material.

Foreign Exchange Risk: The Company is exposed to foreign exchange risks to the extent of adverse fluctuations in certain exchange rates, primarily the Canadian dollar and Mexican peso. The Company does not believe that reasonably possible near-term changes in foreign currencies will result in a material impact on future earnings or cash flows.

NEW PRONOUNCEMENTS

In September 2000, the Financial Accounting Standards Board ("FASB"), issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures. SFAS No. 140 is effective for transactions after March 31, 2001, and is effective for recognition and disclosure for fiscal years ending after December 15, 2000. The Company is currently reviewing this guidance in order to determine the impact of this statement, if any, on the consolidated financial statements.

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended in June 2000 by the issuance of Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)." This statement, as amended, will require the Company to recognize all derivatives on the Consolidated Balance Sheet at fair value, with changes in fair value recognized in earnings unless specific criteria are met for derivatives in qualifying hedging transactions. Changes in fair value of derivatives in qualifying hedging transactions will be reflected in accumulated other comprehensive income and reclassified into earnings at the time the corresponding hedged transaction is reflected in earnings. The Company will be required to adopt SFAS No. 133, as amended, beginning in its 2001 fiscal year.

The Company has appointed a cross-functional team to implement SFAS No. 133 and has been reviewing derivative strategies and policies, inventorying freestanding derivatives, reviewing contracts for embedded derivatives, and addressing various other SFAS No. 133 related issues. Management has currently identified cotton futures contracts, natural gas commodity swap contracts and interest rate swap contracts as its only derivative contracts, and management believes these items will qualify for hedge accounting treatment. As noted above, the Company is still reviewing contracts for embedded derivatives, but none have been identified to date. The Company estimates that, as of September 30, 2000, this statement, as amended, will not have a material impact on the Company's consolidated results of operations, financial position, or cash flows. The effect of SFAS No. 133 as of the implementation date on January 1, 2001, however, cannot be determined with certainty at this time because it is subject to the market values of derivative instruments and related hedged items held at the implementation date, as well as continuing interpretive guidance being issued by the FASB.


FORWARD LOOKING INFORMATION

This Form 10-Q report contains forward-looking statements that are based on management's expectations, estimates, projections, and assumptions. Words such as "expects," "believes," "estimates," and variations of such words and similar expressions are often used to identify such forward-looking statements which include but are not limited to projections of sales, expenditures, savings, completion dates, cash flows, and operating performance. Such forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guaranties of future performance; instead, they relate to situations with respect to which certain risks and uncertainties are difficult to predict. Actual future results and trends, therefore, may differ materially from what is predicted in forward-looking statements due to a variety of factors, including: the health of the retail economy in general, competitive conditions and demand for the Company's products; progress toward the Company's manufacturing and purchasing efficiency initiatives; unanticipated natural disasters; legal proceedings; labor matters; and the availability and price of raw materials which could be affected by weather, disease, energy costs, or other factors.

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

                           PART II - OTHER INFORMATION

                                ITEM 6 - EXHIBITS


The following exhibits are filed as part of this report:

         (3)  Articles of Incorporation and Bylaws

              (a) Springs Industries, Inc.'s Bylaws, amended and restated as of July 13, 2000.

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







DATED:  November 13, 2000

                                  EXHIBIT INDEX


 Item                                                                       Page No.
 ----                                                                       --------

 (3)          Articles of Incorporation and Bylaws

         (a)      Springs Industries, Inc.'s Bylaws, amended and
                  restated as of July 13, 2000, filed herewith (9 pages).      23

(27)          Financial Data Schedule (for SEC purposes)                       32