Form 10-K
period 2000-12-30
SPRINGS INDUSTRIES INC
filed 2001-03-28
CIK 93102

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ---------

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 30, 2000

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

-------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes [X] No [ ]
-------------------------------------------------------------------------------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
-------------------------------------------------------------------------------
Aggregate market value of Springs Industries, Inc. Common Stock, excluding treasury shares, held by nonaffiliates as of March 22, 2001, was $453,047,564.
-------------------------------------------------------------------------------
As of March 22, 2001, there were 10,790,474 shares of Class A Common Stock and 7,151,563 shares of Class B Common Stock of Springs Industries, Inc. outstanding.
-------------------------------------------------------------------------------
                      DOCUMENTS INCORPORATED BY REFERENCE
-------------------------------------------------------------------------------
Specified Portions of Annual Report to Security Holders for Fiscal Year Ended December 30, 2000 (Parts I & II)
-------------------------------------------------------------------------------

===============================================================================

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

ITEM
----
                                                PART II

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

         Springs realigned its internal organizational structure during the first quarter of 1999 to reflect the Company's strategic focus on the home furnishings market, resulting in one reportable segment, which is the home furnishings segment. The Company is engaged in manufacturing, marketing, selling and distributing home furnishing products. The Company's product line includes sheets, pillows, pillowcases, bedspreads, comforters, mattress pads, baby bedding and infant apparel, towels, shower curtains, bath and accent rugs, other bath fashion accessories, over-the-counter home-sewing fabrics, drapery hardware, and hard and soft decorative window fashions. For segment reporting information for each of the last three fiscal years, see pages 17 and 18 of the Company's Annual Report to Shareholders (the "Annual Report"), which is incorporated herein by reference.

         Through both internal development and acquisitions of complementary businesses, Springs has emerged as one of the most significant manufacturers and marketers of home furnishings in the United States. The Company believes that the factors contributing to Springs' industry position are its highly automated manufacturing and distribution facilities, its well-known brands, and its ability to offer a wide array of home furnishings in coordinating fashions and designs to large retailers.

         Net sales for 2000 were $2.275 billion and net income was $67.1 million. The Company announced two separate restructuring plans in 2000. For details on the restructuring plans, see page 27 of the Annual Report under the caption "Management's Discussion and Analysis of Operations and Financial Condition - Restructuring and Realignment."

         Springs' home furnishing products are sold primarily through its own sales force to retailers and are varied in design, styling and color to appeal to a broad spectrum of consumers. The Company's retail customers include department stores, specialty stores, national chains, mass merchandisers, home improvement stores, and catalog operations. Springs also sells bath products through independent sales representatives to retail customers, bed and bath products through distributors to institutional customers and directly to consumers through its 59 company-owned outlet stores, and decorative window products directly to large-scale contractors and to distributor / fabricators.

         The Company has a wholly-owned Canadian subsidiary (Springs Canada, Inc.) that markets and distributes bedding and bath products in that country. The majority of the bedding products sold in Canada is purchased by the Company from a Canadian manufacturer. Springs Canada enables the Company to better serve Canadian home furnishing retailers and their customers.

         On January 5, 1999, Springs acquired the remaining 50% interest in American Fiber Industries, LLC ("AFI"), a manufacturer and distributor of bed pillows, mattress pads, down comforters and comforter accessories. Springs acquired its original 50 percent interest in February 1997. The cost of the remaining equity interest totaled approximately $15 million. Effective January 23, 1999, the Company purchased the stock of Regal Rugs, Inc. ("Regal"). Regal imports and manufactures bath and accent rugs. The purchase price for Regal was approximately $35 million. Both of these acquisitions reflect Springs' continuing strategic emphasis on increasing sales through acquisitions that complement the Company's extensive line of home furnishings.

         For additional details of the acquisitions described above, see pages 26 and 27 of the Annual Report under the caption "Management's Discussion and Analysis of Operations and Financial Condition - Acquisitions."

         Home furnishing products represented 100%, 100%, and 92.4% of consolidated revenues for each of 2000, 1999, and 1998, respectively. Specialty fabric products represented 7.6% of consolidated revenues for 1998.

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

         The Company considers its trademarks to be materially important to its business. The Company sells bed and bath products under the Wamsutta(R), Springmaid(R), Performance(TM), Regal(R) and Dundee(R) brands, over-the-counter home-sewing fabric under the Springmaid(R) and Daisy Kingdom(R) brands, and decorative window products under the Graber(R), Bali(R), Nanik(R), FashionPleat(R), Maestro(TM) and CrystalPleat(R) brands. The Wabasso(R) and Texmade(R) brands are used for bed products sold in Canada. The trademarks are protected, in part, through United States and foreign trademark registrations. Home furnishing products are also sold under various trademarks licensed from third parties and under private brand names of certain customers.

         In 2000, the Company's requirements for cash to finance working capital were provided from operations and available credit facilities. Management expects that cash generated by operations and borrowings from bank lines will adequately provide for the Company's cash needs during 2001. Trade receivables are generally collected in 60 days or less.

         Sales to the Company's top ten customers were $1.449 billion, an increase of 11% over 1999, and represent 64% of total sales in 2000. In 2000, sales to Wal-Mart Stores, Inc., were $622.4 million, an increase of 38% over 1999, and represent 27% of total sales in 2000. No other customer accounted for ten percent or more of Springs' total sales. While the Company has no reason to believe that it will lose the business of any of its largest customers, the loss of one or more of the largest accounts (or a material portion of any thereof) could have a material adverse effect upon the Company's business.

         The Company's unfilled order position at December 30, 2000, amounted to approximately $106 million. The unfilled order position at January 1, 2000, was approximately $146 million. The higher level of open orders at the end of 1999 reflects the rollout of the Springmaid(R) brand to the mass-merchant channel in the first quarter of 2000, as well as a decline in sales in the latter part of 2000 due to the softening retail economy.

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

         The Company estimates the range of possible losses for such matters to be between $5 million and $14 million, and has accrued an undiscounted liability of approximately $8 million, which represents management's best estimate of Springs' probable liability concerning all known environmental matters. Management believes the $8 million will be paid out over the next 15 years. This accrual has not been reduced by any potential insurance recovery to which the Company may be entitled regarding environmental matters.

         Approximately 18,200 associates were employed by Springs and its subsidiaries at the end of 2000.

         Springs' international sales accounted for approximately 6.3% of total sales in 2000, 6.7% in 1999, and 6.8% in 1998. The bulk of Springs' sales outside of the United States is made in Canada. During each of the last three years, less than 5% of the Company's assets have been located outside of the United States.


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

         Springs currently has 40 manufacturing plants. Of these: 21 manufacture bedding products, such as sheets, comforters, pillows and mattress covers; 13 manufacture bath products such as towels, bath rugs, and shower curtains; five manufacture decorative window products; and one manufactures infant bedding. Of these plants: 13 are in South Carolina; 11 in Georgia; two in each of Alabama,

California, North Carolina, Pennsylvania, and Wisconsin; and one in each of Indiana, Mississippi, Nevada, Oklahoma, Tennessee, and Virginia. Springs considers all plants to be well maintained and generally in good operating condition.

         The plants are owned by Springs and are unencumbered, except for four which are subject to mortgages and four which are leased either through industrial revenue bond financing or through other lease arrangements.


ITEM 3.  LEGAL PROCEEDINGS

         The Company operates a towel finishing plant in Griffin, Georgia, which discharges treated wastewater into a creek located near the plant. Because the plant has been unable to meet certain provisions of its National Pollutant Discharge Elimination System ("NPDES") permit for the discharge, the Company negotiated an administrative order with the Georgia Environmental Protection Division ("EPD"), which allows the Company to continue discharging into the creek until December 3, 2001. The order contemplated a change in the Georgia environmental rules that would allow site-specific exceptions based on appropriate scientific evaluations that provide adequate protection to the environment and would require the Company to apply for an appropriate permit modification following adoption of the rule change.

         In 2000 the Georgia Department of Natural Resources adopted the contemplated rule change and the Company submitted a permit application as required in the administrative order. The Company has furnished certain additional information which the EPD requested following its receipt of the application. The Company presently anticipates that the permit will be issued by the December 3, 2001, deadline.

         EPD also issued a consent order in February 2000 which provides for certain penalties because of the inability of the Company to comply with its NPDES permit. The order imposes monthly and quarterly penalties of up to a maximum of $68,000 per year for failure to satisfy certain provisions of the NPDES permit after December 7, 1999.

         Additional information required by this Item is incorporated by reference from the Notes to Consolidated Financial Statements, Note 15. - Other Matters, found on page 24 of the Annual Report.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None reportable.

                  EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to Instruction #3 to Paragraph (b) of Item 401 of Regulation S-K, the following information is provided on the Company's Executive Officers.


                                                                     Position and Business
Name                       Age                                            Experience
-----------------------------------------------------------------------------------------------------------------------------------
Jeffrey A. Atkins          52       Executive Vice President and Chief Financial Officer (August 1999 to present). Chief Executive
                                    Officer, Pete's Brewing Co. (May 1997 to August 1998). Chief Financial Officer, Pete's
                                    Brewing Co. (December 1996 to August 1998). Vice President-Corporate Planning & Strategy,
                                    Quaker Oats Co. (March 1995 to December 1996).


Crandall C. Bowles         53       Chairman of the Board, President and Chief Executive Officer (April 1998 to present). President and Chief Executive Officer (January 1998 to April 1998). President and Chief Operating Officer
                                    (January 1997 to January 1998). Executive Vice President (April 1992 to January 1997). President
                                    - Bath Fashions Group (May 1995 to January 1997). Director (1978 to present).


Gracie P. Coleman          49       Senior Vice President - Human Resources (February 1999 to present). Vice President - Marketing and Corporate Support for Government Solutions, Lucent Technologies (1997 to February 1999).
                                    Human Resources Vice President, Lucent Technologies (1996 to 1997). Human Resources Vice
                                    President - Strategic Partners Network Systems, AT&T (1995 to 1996).

John R. Cowart             50       Senior Vice President & Chief Purchasing Officer (August 1999 to present). Director of
                                    Sourcing-Europe,  General Electric (October 1997 to August 1999). Director of Sourcing-Asia,
                                    General Electric (May 1996 to October 1997). General Manager-Sourced Products, General
                                    Electric (September 1994 to May 1996).


C. Powers Dorsett          56       Senior Vice President - General Counsel and Secretary (February 1996 to present). Vice
                                    President - General Counsel and Secretary (February 1990 to January 1996).


William K. Easley          57       Senior Vice President (February 1996 to present). President - Textile Manufacturing (May
                                    1995 to present).


Ray Greer                  46       Senior Vice President and Chief Information Officer (October 1999 to present). Vice
                                    President-Information Technology, Philips China Electronics Group (1998 to October 1999).
                                    General Manager-Information Technology, Philips China Electronics Group (1996-1998).
                                    Principal, IBM Corporation (1992-1996).


Samuel J. Ilardo           45       Vice President and Treasurer (April 1998 to present). Treasurer (May 1995 to April 1998).


Stephen P. Kelbley         58       Executive Vice President (September 1991 to present). President - Home Furnishings Operating
                                    Group (February 1998 to present). President - Diversified Home Products Group (January 1997
                                    to February 1998). President - Diversified Products Group (May 1995 to January 1997).

Charles M. Metzler         48       Vice President - Controller (February 1996 to present). Controller - Springs Canada, Inc.
                                    (September 1992 to January 1996).


Thomas P. O'Connor         54       Executive Vice President (August 1992 to present). President - Sales and Marketing Group
                                    (February 1998 to present). President - Bed Fashions Group (May 1995 to February 1998).


Elizabeth M. Turner        40       Vice President - Public Affairs (March 1999 to present). Director of Public Relations
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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Class A Common Stock of Springs is traded on the New York Stock Exchange. As of March 22, 2001, there were approximately 2,350 holders of record of Class A Common Stock, and approximately 70 holders of Class B Common Stock. No established trading market exists for Class B Common Stock. Class B Common Stock may, however, at the election of the holder, be exchanged on a one-for-one basis at any time for Class A Common Stock.

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Information required by this Item is incorporated by reference from pages 25 through 29 of the Annual Report under the caption "Management's Discussion and Analysis of Operations and Financial Condition."


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

         DIRECTORS OF THE REGISTRANT

JOHN F. AKERS, AGE 66, RETIRED CHAIRMAN AND CHIEF EXECUTIVE OFFICER OF INTERNATIONAL BUSINESS MACHINES CORPORATION. Mr. Akers served as chairman and chief executive officer of IBM from 1986 until his retirement in May 1993. A director of the Company since December 1993, Mr. Akers is also a director of Hallmark Cards, Inc., Lehman Brothers Holdings, Inc. (New York), The New York Times Company, PepsiCo., Inc., and W.R. Grace & Co.

CRANDALL CLOSE BOWLES, AGE 53, CHAIRMAN, PRESIDENT, AND CHIEF EXECUTIVE OFFICER OF THE COMPANY. Mrs. Bowles served as executive vice president of the Company from April 1992 until January 1997, when she became president and chief operating officer. She served in these positions until January 1, 1998, when she became chief executive officer. She was elected to the additional position of Chairman of the Board in April 1998. A director of the Company since 1978, Mrs. Bowles is also a director of Deere & Company.

JOHN L. CLENDENIN, AGE 66, CHAIRMAN EMERITUS OF BELLSOUTH CORPORATION. Mr. Clendenin served as chairman and chief executive officer of BellSouth from 1984 until December 1996 and as chairman through December 1997. A director of Springs since 1990, Mr. Clendenin is also a director of Coca-Cola Enterprises Inc., Equifax Inc., Home Depot Inc., The Kroger Company, National Service Industries, Inc., and Powerwave Technologies Inc.

LEROY S. CLOSE, AGE 50, CHAIRMAN OF THE BOARD OF SANDLAPPER FABRICS, INC., A PRINTER AND CONVERTER OF TEXTILE FABRICS. Mr. Close was president and chief executive officer of Sandlapper from 1986 through 2000. A director of the Company since 1991, he was a vice president of the Company's former Apparel Fabrics Division from 1983 to 1986. Mr. Close is a brother of Mrs. Bowles.

CHARLES W. COKER, AGE 67, CHAIRMAN OF SONOCO PRODUCTS COMPANY SINCE 1990. A director of Springs since 1977, Mr. Coker served as chief executive officer of Sonoco from 1976 to 1998. Mr. Coker is also a director of Bank of America Corporation, Carolina Power & Light Company, Florida Progress Corporation, Progress Energy, Inc., and Sara Lee Corporation.

WILLIAM G. KELLEY, AGE 55, FORMER CHAIRMAN, CHIEF EXECUTIVE OFFICER AND PRESIDENT OF CONSOLIDATED STORES CORPORATION, A SPECIALTY RETAIL COMPANY, FROM 1990 UNTIL 2000. Mr. Kelley is a consumer products/retailing consultant and became a director of Springs in February 2000.

JOHN H. MCARTHUR, AGE 66, DEAN OF THE FACULTY, HARVARD UNIVERSITY GRADUATE SCHOOL OF BUSINESS ADMINISTRATION, FROM 1980 UNTIL HIS RETIREMENT IN 1995. Mr. McArthur presently serves as senior advisor to the president of the World Bank. A director of the Company since 1989, Mr. McArthur is also a director of AES Corporation, Ardais Corporation, BCE Inc., BCE Emergis, Inc., Cabot Corporation, GlaxoSmithKline plc, HCA The Healthcare Company, KOC Holdings, A.S., Rohm and Haas Company, and Telsat Canada.

ALDO PAPONE, AGE 68, SENIOR ADVISOR, AMERICAN EXPRESS COMPANY, 1991 TO PRESENT. A director of Springs since April 1993, Mr. Papone served as chairman and chief executive officer from 1989 to 1990, and as president and chief operating officer from 1985 to 1989, of American Express Travel Related Services Company, Inc. Mr. Papone served as a director of American Express Company from 1990 to 1998. Mr. Papone is also a director of Hyperion Solutions Corporation.

ROBIN B. SMITH, AGE 61, CHAIRMAN AND CHIEF EXECUTIVE OFFICER OF PUBLISHERS CLEARING HOUSE. Ms. Smith served as president of Publishers Clearing House from 1981 to August 1996, when she was elected Chairman, and has served as its chief executive officer since 1988. Ms. Smith has served as a director of Springs since 1993 and is also a director of BellSouth Corporation, Kmart Corporation, Texaco, Inc., and two clusters of mutual funds administered by Prudential Investments Mutual Fund Management LLC.

SHERWOOD H. SMITH, JR., AGE 66, CHAIRMAN EMERITUS OF CAROLINA POWER & LIGHT COMPANY. Mr. Smith served as chief executive officer of Carolina Power & Light, a predecessor of Progress Energy, Inc., from September 1979 until October 1996, as chairman from 1980 to 1999, and as president from 1976 to 1992. A director of Springs since 1991, Mr. Smith is also a director of Wachovia Corporation and Nortel Networks Corp., and a trustee of Northwestern Mutual Life Insurance Company.

STEWART TURLEY, AGE 66, RETIRED CHAIRMAN OF ECKERD CORPORATION. Mr. Turley served as chief executive officer of Eckerd Corporation from 1974 to February 1996, as its chairman from 1975 until February 1997, and as its president from 1974 to 1993. A director of Springs since 1984, Mr. Turley is also a director of MarineMax, Inc., Sprint Corp., and Watermark Communities, Inc.

                  INFORMATION REGARDING THE BOARD OF DIRECTORS

During 2000, the Company's Board of Directors held five meetings. The Company's ten non-employee Directors serve as the committee members of all committees with the exception of the Audit Committee which is composed of Messrs. Akers, Clendenin, and Smith and Ms. Smith. All Directors attended at least 75% of the total number of meetings of the Board and committees of the Board on which they serve during 2000. Except for the Audit Committee, the committees do not meet on a regular basis but only as circumstances require. The Audit Committee, which is responsible for review of the integrity of the Company's financial reporting, review of its internal controls and recommendation of independent auditors, met three times during 2000. The Management Compensation and Organization Committee met five times. This Committee approves the annual compensation of the Chief Executive Officer and has responsibility for approval of compensation arrangements for key executives, approval of executive compensation plans, evaluation of the Chief Executive Officer's performance, and ensuring management continuity and succession, including recommending a successor to the Chief Executive Officer in the event of a vacancy. The Committee on Directors and Corporate Governance which is responsible for making recommendations to the Board of Directors with respect to the governance of the Company and the Board, directors' compensation, nomination of candidates for director, and evaluation of the Board's performance, met one time. This Committee will consider any recommendations made in writing by shareholders regarding possible candidates for the Board of Directors. Such recommendations should be directed to the Secretary of the Company. The Finance Committee, which is responsible for review of the Company's financial policies and planning, review of methods of financing and recommendations with respect to acquisitions and divestitures, and which has certain fiduciary responsibilities under benefit plans, did not meet in 2000.


ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth a summary of compensation for the Chief Executive Officer and each of the four other most highly compensated executive officers of the Company.

                           SUMMARY COMPENSATION TABLE


                                                                                          LONG-TERM COMPENSATION
                                                 ANNUAL COMPENSATION(1)           -------------------------------------
                                           ---------------------------------                AWARDS
                                                                      OTHER       -------------------------  LONG-TERM      ALL
                     PRINCIPAL                                        ANNUAL      RESTRICTED                 INCENTIVE     OTHER
NAME                 POSITION     YEAR      SALARY       BONUS        COMP          STOCK      OPTIONS/SARS   PAYOUTS      COMP(2)
----              -------------   ----     --------    ---------    --------      ----------   ------------  ----------    -------

Bowles, C.C.      Chairman and    2000     $637,504    $       0    $      0          0                0     $     0       $79,482
                  Chief           1999      569,170      418,340           0          0                0           0        52,289
                  Executive       1998      540,000      137,700           0          0                0           0        53,572
                  Officer

Atkins, J.A.(3)   Executive Vice  2000     $333,136    $  20,988    $      0          0                0      $    0       $30,585
                  President and   1999      128,429       67,426      36,158(4)       0           35,000           0         3,356
                  CFO             1998            0            0           0          0                0           0             0

Dorsett, C.P.     Senior Vice     2000     $269,720    $  15,293    $      0          0                0      $    0       $28,962
                  President--     1999      256,936      121,402           0          0           10,000           0        51,919
                  General         1998      244,728       45,000           0          0            9,000           0        21,525
                  Counsel &
                  Secretary

Kelbley, S.P.     Executive Vice  2000     $366,672    $  23,101    $      0          0                0      $    0       $40,619
                  President       1999      338,672      177,803           0          0           15,000           0        79,174
                                  1998      328,008       73,500           0          0           20,000           0        32,355

O'Connor, T.P.    Executive Vice  2000     $366,672    $  30,000    $      0          0                0      $    0       $40,617
                  President       1999      325,136      177,803           0          0           15,000           0        78,909
                                  1998      296,679       70,000           0          0           20,000           0        28,672

---------

(1) Includes amounts earned in fiscal year, regardless of whether deferred.

(2)      Includes the following:

         (a) Company contributions to the Springs of Achievement Partnership Plan, which is a tax qualified profit sharing and savings plan in which a majority of the Company's associates participate. Amounts credited for 2000 are as follows:


                                                                           PROFIT SHARING
                                                           SAVINGS FUND    RETIREMENT FUND
                                                           ------------    ---------------
                              Mrs. Bowles.........             $3,400          $8,758

                              Mr. Atkins..........              3,400           8,758

                              Mr. Dorsett.........              3,400           8,758

                              Mr. Kelbley.........              3,400           8,758

                              Mr. O'Connor........              3,400           8,758

         (b) For 1999, credits to a contingent compensation plan. In this plan, amounts credited to the participant's account are contingent upon continued employment with the Company and through 2000 vested at a rate of 10 percent per year until termination of employment. A participant's entire account, however, is fully vested upon retirement on or after age 65, death, or total disability. Beginning in January 2001, the unvested portion of each participant's account will vest in full over three years. The account balance through 2000 has been adjusted each year by an adjustment factor which is equivalent to an interest rate selected by the Board's Management Compensation and Organization Committee. Beginning in January 2001, the accounts were transferred to the participants' accounts within the Company's Deferred Compensation Plan and will be adjusted by the choices available under that plan as well as the interest rate previously approved by the Committee with respect to the Contingent Compensation Plan. No amounts were credited during 1998 or 2000 under this plan.

         (c) Credits to an excess benefit plan and a deferred compensation plan, which provide for credits equivalent to contributions under the Springs of Achievement Partnership Plan for deferred compensation and compensation in excess of limitations provided under the Internal Revenue Code. Amounts credited for 2000 are as follows:


                     Mrs. Bowles...........       $67,324

                     Mr. Atkins............        18,427

                     Mr. Dorsett...........        16,804

                     Mr. Kelbley...........        28,461

                     Mr. O'Connor..........        28,459

(3)      Mr. Atkins joined the Company on August 9, 1999.

(4) Payments pursuant to the Company's moving allowance and home sale program.

OPTION TABLE

    No options were granted to executive officers in 2000. The following table provides information about options held by the named executive officers.

              AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                     AND FISCAL-YEAR-END OPTION/SAR VALUES


                                                         Number of                       Value of
                                                   Unexercised Options/          Unexercised, In-The-Money
                           Shares                        SARS at                      Options/SARS at
                          Acquired                    Fiscal Year End               Fiscal Year End(1)
                             on        Value    ----------------------------    ---------------------------
      Name                Exercise   Realized    Exercisable   Unexercisable    Exercisable   Unexercisable
      ----               ---------   --------   ------------   -------------    -----------   -------------

      Bowles, C.C....       0           0          68,500              0         $      0       $   0
      Atkins, J.A....       0           0               0         35,000                0           0
      Dorsett, C.P...       0           0          66,000         19,000           85,938           0
      Kelbley, S.P...       0           0          83,500         35,000          103,125           0
      O'Connor, T.P..       0           0          83,500         35,000          103,125           0

---------

(1) Value is based on the difference between the closing market price of the underlying Class A Common Stock at December 29, 2000 ($32.4375), and the exercise or base price.

LONG-TERM INCENTIVE PLANS -- AWARDS IN LAST FISCAL YEAR

         No long-term incentive awards were granted in 2000.

RETIREMENT PLANS

         In 1996 the Board of Directors adopted a Supplemental Executive Retirement Income Plan for certain executives who are designated as participants by the Management Compensation and Organization Committee. Target benefit amounts payable under the Plan are reduced by one half of social security benefits and by the equivalent value of (i) profit-sharing and Company matching benefits payable under the Company's Springs of Achievement Partnership Plan and Deferred Compensation Plan, (ii) benefits under the Company's Excess Benefit Plan and Contingent Compensation Plan, and (iii) certain deferred compensation attributable to a defined benefit plan previously maintained by the Company. The years of credited service as of January 1, 2001, for the named executive officers who participate in this Plan are as follows:
Mrs. Bowles, nine years; Mr. Atkins, one year; Mr. Dorsett, ten years; Mr. Kelbley, nine years; and Mr. O'Connor, 32 years. The following table sets forth target benefit amounts payable (before the reductions described above) in the form of a straight-life annuity beginning at age 62 for various levels of final average compensation and years of service:

                               PENSION PLAN TABLE


                                                   YEARS OF SERVICE
                  Final Average      ---------------------------------------------
                 Compensation(1)        10         15          20          25
                 ---------------     --------   ---------   ---------   ----------
                   $300,000          $ 72,000   $ 108,000   $ 144,000   $ 180,000
                    500,000           120,000     180,000     240,000     300,000
                    700,000           168,000     252,000     336,000     420,000
                    900,000           216,000     324,000     432,000     540,000
                  1,100,000           264,000     396,000     528,000     660,000

----------

(1) Final average compensation means the average of salary and bonus (which are shown in the Summary Compensation Table) paid or earned for the five years of the last ten years of employment that provide the highest average.

CHANGE-OF-CONTROL AGREEMENT

         Mr. Atkins has an agreement with the Company providing that he will receive certain payments if (i) he resigns for good reason, as defined in the agreement, during specified periods of up to 36 months after the third anniversary of the date of a change in control or (ii) Springs terminates his employment without cause at any time during the term of the agreement. The amount to be paid Mr. Atkins would be his annual salary and the bonus target amount under Springs' 1999 Achievement Incentive Plan, or any successor plan.

MANAGEMENT COMPENSATION AND ORGANIZATION COMMITTEE REPORT

         This report describes the compensation policies of the Management Compensation and Organization Committee (the Compensation Committee) applicable to the executive officers of the Company named in the Summary Compensation Table, including the specific relationship of corporate performance to compensation of executive officers for 2000. The report also discusses the 2000 compensation of Mrs. Bowles, the Company's Chief Executive Officer.

Compensation Philosophy

         The Company's executive compensation program is linked to corporate performance and return to shareholders. To this end, the Company has developed an overall compensation strategy and specific compensation plans that tie a significant portion of executive compensation to the Company's success in meeting specified performance goals and to appreciation in the Company's stock price. To allow monitoring of the strategy, a benchmark of median compensation levels for median performance is used. The overall objectives of this strategy are to attract and retain the best possible executive talent, to motivate these executives to achieve the goals inherent in the Company's business strategy, to link executive and shareholder interests through equity-based plans, and to provide a compensation program that recognizes individual contributions as well as overall business results.

Management Compensation and Organization Committee

         The Compensation Committee is composed of the Company's ten non-employee directors and is responsible for approval of compensation arrangements for key executives and executive compensation plans. The Compensation Committee reviews compensation recommendations from the chief executive officer for executive officers who report to the chief executive officer, including those officers named in the Summary Compensation Table. The Committee also approves Mrs. Bowles' salary following the Committee's review of her performance.

         The Compensation Committee periodically conducts reviews of the Company's executive compensation program. In 2000, the Compensation Committee received reports from management regarding assessments conducted by independent compensation consultants of the effectiveness of the Company's compensation program and its comparison to peer groups of public corporations recommended by the consultants. In making comparisons, the primary consideration is the competitiveness of the Company's annual and long term components of compensation. The compensation reviews permit an ongoing evaluation of the link between the Company's performance and its executive compensation as compared to the compensation programs of other similarly positioned companies.

Compensation Program

         The Company's compensation program reflects a weighting of annual base salary and bonuses (the Annual Component) and equity-based incentives (the Long-Term Component). For 2000, the annual bonus opportunity for the chief executive officer was based solely on the achievement of a specific corporate financial target. For the Company's other executive officers 75% of the executive's bonus opportunity was based on achievement of a specific corporate financial target and 25% was based on individual performance.

         (1)      Annual Component: Base Salary and Annual Bonus

         Base Salary: Base salaries for executive officers are determined with reference to a salary grade level for each job. These levels are determined by evaluating the responsibilities of each position and comparing it with other comparable executive officer positions in the marketplace. Salary adjustments for executive officers are currently made in twelve-month intervals under the Company's compensation policy. The amount of adjustment is determined by the Compensation Committee for all executive officers who report to the Chief Executive Officer within specified limits adopted for all Company associates. The Committee bases its determination upon the Chief Executive Officer's evaluation of each executive officer's personal performance. The base salaries of the named executive officers generally are at or less than the midpoint of comparable positions at those companies within the compensation peer group. Increases in base salary for the named executive officers in 2000 were based on subjective evaluations of individual performance as well as the need to maintain salaries at competitive levels.

         Annual Bonus: Executive bonuses in 2000 were earned pursuant to the Company's Achievement Incentive Plan (the AIP). Under the AIP for 2000, the chief executive officer's bonus opportunity was based solely on performance of the Company as measured by specific corporate financial targets. For other executive officers, the AIP for 2000 links compensation to the performance of the Company as measured by specific corporate financial targets and to individual personal performance. The maximum potential bonuses range from 80% to 140% of annual base salary depending on the executives' salary grades.

         (2)      Long-Term Component

         To align shareholders' and executive officers' interests, the Company's compensation program includes long-term compensation in the form of performance unit awards and stock options. The value of these awards is related to the value of Company common shares. These awards are made under the Company's Incentive Stock Plan.

         In 2000, no performance unit awards or stock options were granted to executive officers. The Company did, however, initiate a review in 2000 of the long-term component of executive compensation.

CEO Compensation

         Under the Compensation Committee's policy regarding CEO compensation, over one-half of Mrs. Bowles' compensation opportunity is at risk based on the Company's performance. Mrs. Bowles' salary rate was increased in March 2000 as a result of the Committee's evaluation of her performance and because of her low base compensation relative to the median of her peer group. The Committee also considered her performance in prior years.

         Mrs. Bowles did not receive any bonus under the AIP for 2000 because the Company did not achieve its corporate financial target.

         The Compensation Committee has concluded that Mrs. Bowles' performance warrants the compensation for 2000 as reflected in the Summary Compensation Table under Item 11, Executive Compensation.

         The Compensation Committee has considered the limitations on deductibility of certain compensation under Section 162(m) of the Internal Revenue Code. The Compensation Committee's current policy is to assure that all compensation is deductible under Section 162(m) when paid.

         Management Compensation and Organization Committee

                          C.W. Coker, Chairman
                          J.F. Akers
                          J.L. Clendenin
                          L.S. Close
                          W.G. Kelley
                          J.H. McArthur
                          A.Papone
                          R.B. Smith
                          S.H. Smith, Jr.
                          S.Turley

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Mr. Leroy S. Close, a member of the Compensation Committee, is chairman of Sandlapper Fabrics, Inc., which received payments from the Company in 2000 totaling $1,356,068 for printed fabric and printing services. Additionally, Mr. Close was a divisional officer of the Company from 1983 to 1986 and is affiliated with Kanawha Insurance Company, which received $4,180,602 in 2000 for administrative services provided to the Company's self-funded medical plan and for group life insurance premiums, and with The Springs Company and affiliated or related entities, which received $18,159 from the Company for rent, reimbursement of property taxes on the Founder's House, railroad track maintenance, and miscellaneous goods and services, and which paid the Company $33,989 in 2000 for administrative, maintenance, and courier services. These transactions are also described in Item 13, Certain Relationships and Related Transactions, under the caption "Transactions with Certain Persons."

PERFORMANCE GRAPH

Comparative Five-Year Total Returns*
Springs Industries, Inc., S&P 500, Peer Group


                              [PERFORMANCE GRAPH]

                                INDEXED RETURNS

                                                 YEARS ENDING
                            ---------------------------------------------------
                             BASE
                            PERIOD
COMPANY NAME / INDEX        DEC 95   DEC 96   DEC 97   DEC 98   DEC 99   DEC 00
-------------------------   ------   ------   ------   ------   ------   ------
SPRINGS INDUSTRIES - CL A     100    106.96   132.77   109.08   109.15    92.34
S&P SMALLCAP 600 INDEX        100    121.32   152.36   150.37   169.02   188.96
PEER GROUP                    100    110.20   130.01   110.27    89.15   112.18



         Assumes $100 invested at the close of trading on the last trading day preceding the first day of the fifth preceding fiscal year in the Company's Class A Common Stock, S&P Smallcap 600 Index, and Peer Group.

---------
* Cumulative total return assumes reinvestment of dividends.

         The peer group is composed of those fifty S&P 500 companies with market capitalizations closest to the Company's as of the beginning of the Company's 2000 fiscal year, which the Compensation Committee believes is the most representative group for purposes of comparing the Company's shareholders' return. The Compensation Committee believes a representative group of reporting companies cannot be identified in the same industry or lines of business as the Company and that published industry indexes are not representative of the Company and its lines of business. Listed below are a list of companies in the Peer Group and a list of companies in last year's Peer Group which are not included in this year's Peer Group:

                              PEER GROUP COMPANIES


Alberto-Culver Company - CL B          Dillard's Inc.                      Pactiv Corporation
Allegheny Technologies Incorporated    EOG Resources Inc.                  Peoples Energy Corporation
Allied Waste Industries, Inc.          FMC Corporation                     Perkinelmer, Inc.
American Greetings Corporation         Great Lakes Chemical Corporation    Potlatch Corporation
Andrew Corporation                     HEALTHSOUTH Corporation             Power-One, Inc.
Autodesk, Inc.                         Homestake Mining                    Pulte Corporation
Ball Corporation                       Humana Inc.                         Reebok International Ltd.
Bemis Company, Inc.                    KB Home                             Rowan Companies, Inc.
Briggs & Stratton Corporation          Longs Drug Stores Corporation       Ryder System, Inc.
The Brunswick Corporation              Louisiana-Pacific Corporation       Snap-on, Incorporated
Centex Corporation                     Manor Care Inc.                     Sunoco, Inc.
Consolidated Stores Corp.              McDermott International, Inc.       Tektronix, Inc.
Cooper Tire & Rubber Company           Meredith Corporation                Thomas & Betts Corp.
Adolph Coors Company                   Millipore Corp.                     Timken Company
Crane Co.                              National Service Industries, Inc.   Tupperware Corporation
Cummins Engine                         NICOR, Inc.                         Worthington Industries, Inc.
Deluxe Corp.                           ONEOK, Inc.

        COMPANIES IN LAST YEAR'S PEER GROUP THAT ARE NOT INCLUDED IN THE
                              CURRENT PEER GROUP


Aeroquip-Vickers, Inc.                Foster Wheeler Corporation                  Milacron, Inc.
Asarco Incorporated                   Fruit of the Loom, Ltd.                     Moore Corp., Ltd.
Battle Mountain Gold Company          W R Grace & Co.                             Nacco Industries Inc.
Bethlehem Steel Corp.                 The Great Atlantic & Pacific Tea Company,   Oryx Energy Co
                                      Inc.
Cabletron Systems                     Harnischfeger Industries, Inc.              Pep Boys Manny Moe & Jack
Case Corporation                      Harrahs Entertainment Inc.                  Polaroid Corporation
Cyprus Amax Minerals Co.              Helmerich & Payne, Inc.                     Russell Corporation
Data General Corporation              Ikon Office Solutions, Inc.                 Shared Medical Systems Corporation
Eastern Enterprises                   Jostens, Inc.                               Venator Group, Inc.
Fleetwood Enterprises, Inc.


DIRECTORS' COMPENSATION

         Directors who are not employees of the Company (Outside Directors) receive an annual cash retainer of $24,000 and, as described below, restricted shares of the Company's Class A Common Stock under the Company's Restricted Stock Plan for Outside Directors (the Directors' Restricted Stock Plan) equal in value to the cash retainer received during the preceding year. In addition, each Outside Director receives a fee of $2,500 for attendance at each special meeting of the Board and $1,000 for each special meeting conducted by telephone. Chairmen of Board Committees each receive an additional annual fee of $3,000.

         Under the terms of the Directors' Restricted Stock Plan, each Outside Director receives an annual grant of shares of Class A Common Stock (Restricted Shares) as of the day before each annual meeting of shareholders having a market value equal to the annual cash retainer fee earned by the director for the preceding year. The shares are subject to forfeiture and restrictions on transfer and become vested upon the termination of the Outside Director's service on the Board on account of (i) retirement in compliance with the Board's mandatory retirement policy; (ii) failure to be reelected; or (iii) death or disability. In addition, the restriction period may end with the approval of the Board on a case-by-case basis if an Outside Director terminates his or her service as a member of the Board (i) for reasons of personal or financial hardship; (ii) to serve in any governmental, diplomatic or any other public service position or capacity; (iii) to avoid or protect against a conflict of interest; (iv) on the advice of legal counsel; or (v) as a result of any other extraordinary circumstances that the Board determines to be comparable to the foregoing.

         Upon the completion of the restriction period, all Restricted Shares granted to an Outside Director and any distributions thereon retained by the Company during the restriction period become vested. If an Outside Director leaves the Board for any reason other than as set forth above, then all Restricted Shares issued to such Outside Director would be forfeited to the Company.

         An Outside Director may elect deferral of compensation, including the Restricted Shares, under the Company's Deferred Compensation Plan for Outside Directors. Under this plan, amounts deferred are (i) held as units equivalent to the Company's Class A Common Stock and credited with additional units equal to the number of shares which could be purchased with dividends paid on an equivalent number of shares of Class A Common Stock, or (ii) credited to an interest account which is credited quarterly with interest equal to the Lehman Brothers Corporate Long-Term Baa Index.

         Three directors have a deferral account under an Outside Directors COLI Deferred Compensation Plan related to fees earned during the four-year period ending April 1990. Those accounts are credited with interest at an annualized rate equal to Moody's Seasoned Corporate Bond Yield Index, plus 2% to age 55 and plus 4% thereafter and are paid out when Board service ends.

         Credits under the COLI Plan and the Deferred Compensation Plan are only contractual obligations of the Company and create no rights superior to other unsecured, general creditors.

         During 2000, Mr. Papone provided consulting services to the Company for which he was paid $50,000. These services included meetings and consultations with the Company's Market Strategy Group regarding consumer advertising and contacts with the Company's primary advertising agency. In addition, Mr. Papone reviewed certain of the Company's advertising programs and consumer packaging. Mr. Papone will provide similar services in 2001 and has been paid a retainer of $50,000. The retainer may be adjusted depending on the extent of consulting services provided in 2001.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AS OF FEBRUARY 15, 2001:


                                                                CLASS A          CLASS B      PERCENT
                                                                COMMON           COMMON         OF
                                     NAME                    STOCK(1)(2)(3)       STOCK       CLASS B

                           DIRECTORS & NOMINEES
                           J.F. Akers...............             4,034
                           C.C. Bowles..............            84,998(4)        135,600(5)    1.9%
                           J.L. Clendenin...........             3,927
                           L.S. Close...............             7,727            73,305(5)    1.0%
                           C.W. Coker...............             5,227
                           W.G. Kelley..............                 0
                           J.H. McArthur............             3,727
                           A.Papone.................             4,384
                           R.B. Smith...............             3,041
                           S.H. Smith, Jr...........             3,911
                           S.Turley.................             5,270
                           EXECUTIVE OFFICERS
                           J.A. Atkins..............             3,000
                           C.P. Dorsett.............            67,709(4)
                           S.P. Kelbley.............            84,987(4)
                           T.P. O'Connor............            87,882(4)
                           All Directors, Nominees and
                             Executive Officers as a
                             Group..................           472,420(4)        208,905       2.9%

---------

(1) Each of the persons named holds less than 1% of the Class A Common Stock. All Directors, Nominees, and Executive Officers as a Group hold 4.4% of the Class A Common Stock.

(2) Includes shares held under the Outside Directors' Restricted Stock Plan as follows: Mr. Akers, 3,034; Mrs. Bowles, 487; Messrs. Clendenin, Close, Coker, and McArthur, 3,727 each; Mr. Papone, 3,384; Ms. Smith, 2,841; Mr. Smith, 3,411; and Mr. Turley, 4,270. The directors have sole voting power as to these shares but do not have investment power until lapse of restrictions on the restricted shares.

(3) Includes shares held in the Springs of Achievement Partnership Plan as follows: Mrs. Bowles, 318; Mr. Dorsett, 796; Mr. Kelbley, 800; and Mr. O'Connor, 798. These persons have sole voting and investment power as to these shares.

(4) Includes beneficial ownership of Class A Common Stock that may be acquired within 60 days pursuant to stock options awarded under the Incentive Stock Plan as follows: for Mrs. Bowles, 68,500; Mr. Dorsett, 66,000; Mr. Kelbley, 83,500; and Mr. O'Connor, 83,500.

(5) See text under the caption "Close Family Ownership" for additional information about ownership of Class B Common Stock.

Close Family Ownership

         Mrs. Bowles and Mr. Close are members of the Close family which, together with certain related entities, owns as of February 15, 2001, a total of 174,880 shares (1.6%) of the Company's Class A Common Stock and 7,149,291 shares (99.9%) of the Company's Class B Common Stock. Excluding the shares owned by Mrs. Bowles and Mr. Close described in Item 12, Security Ownership of Certain Beneficial Owners and Management, the Close family and related entities' ownership of Class A and Class B Common Stock is as follows:


                                                     CLASS A       CLASS B
                                                     COMMON        COMMON       PERCENTAGE
            NAME(1)                                   STOCK         STOCK       OF CLASS B
            -------                                  -------       -------      ----------

            Close family trusts..........                        5,018,858(2)     70.1
            The Springs Company..........                        1,401,930(3)     19.6
            Kanawha Insurance Company....                          175,000(4)      2.4
            Close Foundation(5)..........              3,392

---------

(1) The address for the named parties is P.O. Drawer 460, Lancaster, South Carolina 29721.

(2) These shares are held in different trusts by Mrs. Anne Springs Close, and by certain children of Mrs. Close, as trustees for the children of Mrs. Close. While Mrs. Close, Mrs. Bowles, and Mr. Close each disclaim beneficial ownership of these shares, they have shared voting and dispositive power with respect to 4,115,156, 2,655,610, and 1,849,743 of these shares, respectively.

(3) In addition to these shares, The Springs Company holds 343,298 shares (4.8%) of the Class B shares and 78,763 shares (.7%) of the Class A shares as the trustee of management trusts for certain members of the Close Family. All outstanding shares of The Springs Company are owned by trusts for the benefit of certain members of the Close Family. Mrs. Close and Mr. Close are directors of The Springs Company.

(4) All outstanding shares of Kanawha Insurance Company are owned by trusts for the benefit of certain members of the Close family.

(5) The Close Foundation is a nonprofit foundation established by the Close family. Mrs. Close, Mr. Close, and Mrs. Bowles have shared voting and dispositive power with respect to these shares.

Other Principal Holders of Common Stock


                                                                                            PERCENTAGE
CLASS                                      NAME & ADDRESS                   AMOUNT           OF CLASS
-----                               --------------------------              ------          ----------

Class A Common Stock                Dimensional Fund Advisors,             626,900(1)         5.8%
                                      Inc.
                                    1299 Ocean Avenue
                                    Santa Monica, CA  90401

---------

(1) Based on its Schedule 13G filed February 2, 2001, Dimensional Fund Advisors, Inc., has sole voting and dispositive power with respect to all of these shares.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Certain Persons

         For many years the Company has transacted business with certain companies that are controlled by members of the Close Family. Mrs. Bowles and Mr. Close are affiliated with these companies. The amounts paid or received by the Company for these transactions are set forth below.

         The Company paid The Springs Company and certain of its affiliates $18,159 for rent, reimbursement of property taxes on the Founder's House, railroad track maintenance, and miscellaneous goods and services in 2000.

         Kanawha Insurance Company writes certain group insurance policies for the Company and provides administrative services under certain of the Company's self-funded medical benefit programs. Premiums paid to Kanawha for the group policies totaled approximately $2,450,000 in 2000. The Company also paid Kanawha approximately $1,730,000 in 2000 for administrative services under certain of the Company's medical benefit programs.

         Payments by the Company to Sandlapper Fabrics, Inc. for printed fabric and printing services totaled $1,356,068 in 2000. Mr. Close is president and chief executive officer of Sandlapper Fabrics, Inc.

         The Company believes that the services, property, and facilities described in the foregoing paragraphs, which have been reviewed by the Audit Committee, have been obtained by it on terms as favorable as those available from unaffiliated parties.

         Charges by the Company for services in 2000 to The Springs Company and its affiliates were approximately $33,989. These services consisted primarily of administrative, maintenance, and courier services.

         The Company, as a service to its employees and pursuant to individual authorization, provides at no charge a payroll deduction program for payment of premiums on individual insurance policies purchased directly from Kanawha Insurance Company.

         In 1987 the Company entered into a 50-year agreement with Springland, Inc., a wholly-owned subsidiary of The Springs Company, to lease the Founder's House in Fort Mill, South Carolina, which is listed in the National Register of Historic Structures. The Company uses the Founder's House to provide quarters for visiting directors, associates, and guests of the Company. The Founder's House is also used for meetings by the Company.

         The Company is obligated to pay rent of $1 per year under the lease and to pay for all utilities, insurance, maintenance, and taxes on the Founder's House. Springland has the right to terminate the lease upon six months' notice after the year 2019. If Springland elects to terminate the lease, it must pay the Company the unamortized book value of improvements made by the Company computed on a straight line amortization basis over a forty-year useful life.

OTHER TRANSACTIONS

         In addition to the transactions described in the preceding section, the Company and its subsidiaries purchase products and services from and/or sell products to companies of which certain other of the Directors of the Company are executive officers or directors or otherwise affiliated. Springs does not consider the amounts involved in such transactions material. Such purchases from and sales to each company were conduced on an arm's-length basis and were in the ordinary course of business. Some of such transactions are continuing, and it is anticipated that similar transactions will continue in the future.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

         (a)      1.       The following financial statements and Independent
Auditors' Report are incorporated by reference from the Annual Report as a part of this Report:

                           (i) Independent Auditors' Report (Annual Report page 12).

                           (ii) Consolidated Statements of Operations for the fiscal years ended December 30, 2000, January 1, 2000, and January 2, 1999 (Annual Report page 13).

                           (iii) Consolidated Balance Sheets as of December 30, 2000, and January 1, 2000 (Annual Report page 14).

                           (iv) Consolidated Statements of Shareholders' Equity as of December 30, 2000, January 1, 2000, and January 2, 1999 (Annual Report page 15)

                           (v) Consolidated Statements of Cash Flows for the fiscal years ended December 30, 2000, January 1, 2000, and January 2, 1999 (Annual Report page 16).

                           (vi) Notes to Consolidated Financial Statements (Annual Report pages 17 through 24).

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

         (b) Reports on Form 8-K: During the quarter ended December 30, 2000, the Company filed a Current Report on Form 8-K, dated December 8, 2000, announcing a restructuring plan. No financial statements were filed with the report.

                  The matters discussed or incorporated by reference in this Form 10-K contain forward-looking statements that are based on management's expectations, estimates, projections, and assumptions. Words such as "expects," "believes," "estimates," "should," and variations of such words and similar expressions are often used to identify such forward-looking statements which include but are not limited to projections of sales, expenditures, savings, completion dates, cash flows, and operating performance. Such forward-looking statements are made pursuant to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guaranties of future performance; instead, they relate to situations with respect to which certain risks and uncertainties are difficult to predict. Actual future results and trends, therefore, may differ materially from what is predicted in forward-looking statements due to a variety of factors, including: the health of the retail economy in general, competitive conditions, and demand for the Company's products; the unanticipated loss of a material customer; progress toward the Company's manufacturing and purchasing efficiency initiatives; unanticipated natural disasters; legal proceedings; labor matters; and the availability and price of raw materials which could be affected by weather, disease, energy costs, or other factors. The Company assumes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

                            [SIGNATURES ON NEXT PAGE]

SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Springs Industries, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPRINGS INDUSTRIES, INC.


By: /s/ Jeffrey A. Atkins
    ---------------------------------------
        Jeffrey A. Atkins
        Executive Vice President and
        Chief Financial Officer

Date:   March 28, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By: /s/ John F. Akers                       By: /s/ Crandall C. Bowles
    -----------------------------------         ---------------------------------------
        John F. Akers, Director                     Crandall C. Bowles, Chairman,
Date:   March 28, 2001                              President & Chief Executive Officer
                                                    and Director
                                                    (Principal Executive Officer)
                                            Date:   March 28, 2001


By: /s/ John L. Clendenin                   By: /s/ Leroy S. Close
    -----------------------------------         ---------------------------------------
        John L. Clendenin, Director                 Leroy S. Close, Director
Date: March 28, 2001                        Date: March 28, 2001


By: /s/ Charles W. Coker                    By: /s/ William G. Kelley
    -----------------------------------         ---------------------------------------
        Charles W. Coker, Director                  William G. Kelley, Director
Date: March 28, 2001                        Date: March 28, 2001


By: /s/ John H. McArthur                    By: /s/ Aldo Papone
    -----------------------------------         ---------------------------------------
        John H. McArthur, Director                  Aldo Papone, Director
Date: March 28, 2001                        Date: March 28, 2001



By: /s/ Robin B. Smith                      By: /s/ Sherwood H. Smith, Jr.
    -----------------------------------         ---------------------------------------
        Robin B. Smith, Director                    Sherwood H. Smith, Jr., Director
Date: March 28, 2001                        Date: March 28, 2001


By: /s/ Stewart Turley
    -----------------------------------
        Stewart Turley, Director
Date: March 28, 2001


By: /s/ Jeffrey A. Atkins                   By: /s/ Charles M. Metzler
    -----------------------------------         ---------------------------------------
        Jeffrey A. Atkins                           Charles M. Metzler,
        Executive Vice President and                Vice President-Controller
        Chief Financial Officer                     (Principal Accounting Officer)
        (Principal Financial Officer)
Date: March 28, 2001                        Date: March 28, 2001

                       SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, DC

                       ----------------------------------

                                    EXHIBITS

                        ********************************

                                  EXHIBIT INDEX

Item
----

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

         (b) Springs' Deferred Compensation Plan, as amended and restated on August 18, 1994, incorporated by reference from Form 10-Q filed November 14, 1994.

         (c) Springs' Supplemental Executive Retirement Plan, incorporated by reference from Form 10-Q filed May 12, 1997. Amendment No.
                  1 effective January 1, 1999, incorporated by reference from Form 10-K filed March 29, 2000.

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

         (l)      Springs' 1999 Achievement Incentive Plan effective January 3,
                  1999, incorporated by reference from Form 10-K filed March 29, 2000.

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

         (p) Form of stock option agreement used in conjunction with option grants under the 1991 Incentive Stock Plan after September
                  1995 and under the 1999 Incentive Stock Plan, incorporated by reference from Form 10-K filed March 27, 1998.

         (q) Form of agreement used in conjunction with grants of performance units under the 1991 and 1999 Incentive Stock
                  Plans, incorporated by reference from Form 10-K filed
                  March 27, 1998.

         (r) Form of agreement used in conjunction with grants of deferred stock awards under the 1991 and 1999 Incentive Stock Plans, incorporated by reference from Form 10-K filed March 29, 2000.

         (s) Form of agreement used in conjunction with grants of restricted stock awards under the 1999 Incentive Stock Plan, incorporated by reference from Form 10-K filed March 29, 2000.

         (t) Financial Planning Policy for certain executives of the Company, incorporated by reference from Form 10-K filed March
                  27, 1998.

         (u)      Change of Control and Severance Agreement dated August 9,
                  1999, by and between the Company and Jeffrey A. Atkins, filed herewith.

(13) Pages 12 through 32 of the 2000 Annual Report to Shareholders, which have been expressly incorporated by reference.

(21)     List of Subsidiaries of Springs.

(23) Consent of independent auditors for Form S-8 Registration Statements for 1991 Incentive Stock Plan, 1991 Restricted Stock Plan for Outside
         Directors, 1999 Deferred Compensation Plan for Outside Directors, and
         1999 Incentive Stock Plan.