Form 10-Q
period 2001-03-31
SPRINGS INDUSTRIES INC
filed 2001-05-15
CIK 93102

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------

                                   FORM 10-Q

For the Quarter Ended March 31, 2001              Commission File Number 1-5315

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

Yes  [X]    No  [ ]


As of May 7, 2001, there were 10,795,010 shares of Class A Common Stock and 7,151,563 shares of Class B Common Stock of Springs Industries, Inc. outstanding.

                         ------------------------------

There are 22 pages in the sequentially numbered, manually signed original of this report.

                         TABLE OF CONTENTS TO FORM 10-Q


PART I - FINANCIAL INFORMATION


ITEM                                                                           PAGE
-----------------------------------------------------------------------------------
1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS                               3

2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF                                   13
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                                       20


PART II - OTHER INFORMATION

6.     EXHIBITS AND REPORTS ON FORM 8-K                                          21

SIGNATURES                                                                       22

                         PART I - FINANCIAL INFORMATION
                         ITEM 1.- FINANCIAL STATEMENTS


SPRINGS INDUSTRIES, INC.
Condensed Consolidated Statements of Operations
(In thousands except per share amounts)
(Unaudited)


                                                             THIRTEEN WEEKS ENDED
                                                       ---------------------------------
                                                       MARCH 31,                APRIL 1,
                                                         2001                    2000
                                                       ---------               ---------
OPERATIONS
     Net sales                                         $ 570,380               $ 593,224

     Cost and expenses:
         Cost of goods sold                              470,017                 478,167
         Selling, general and
            administrative expenses                       67,813                  74,318
         Provision for uncollectible
            receivables                                    2,284                   1,015
         Expenses related to
            recapitalization proposal                      2,250                      --
         Interest expense                                  7,585                   7,876
         Other income, net                                  (392)                    (82)
                                                       ---------               ---------
            Total                                        549,557                 561,294
                                                       ---------               ---------

Income before income taxes                                20,823                  31,930

Income tax provision                                       7,700                  11,823
                                                       ---------               ---------

         Net income                                    $  13,123               $  20,107
                                                       =========               =========

Basic earnings per common
     share                                             $    0.73               $    1.12
                                                       =========               =========

Diluted earnings per common
     share                                             $    0.72               $    1.10
                                                       =========               =========

Cash dividends declared per common share:
         Class A common shares                         $    0.33               $    0.33
                                                       =========               =========
         Class B common shares                         $    0.30               $    0.30
                                                       =========               =========

Basic weighted-average
     common shares outstanding                            17,936                  17,912
Dilutive effect of stock-
     based compensation awards                               279                     294
                                                       ---------               ---------
Diluted weighted-average common
     shares outstanding                                   18,215                  18,206
                                                       =========               =========

RETAINED EARNINGS
     Retained earnings at
         beginning of period                           $ 722,515               $ 678,170
     Net income                                           13,123                  20,107
     Cash dividends declared                              (5,707)                 (5,697)
                                                       ---------               ---------
     Retained earnings at
         end of period                                 $ 729,931               $ 692,580
                                                       =========               =========


See Notes to Condensed Consolidated Financial Statements.

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Balance Sheets
(In thousands except share data)
(Unaudited)


                                                                    MARCH 31,                 DECEMBER 30,
                                                                      2001                        2000
                                                                   -----------                ------------
ASSETS
Current assets:
     Cash and cash equivalents                                     $     8,432                 $     2,862
     Accounts receivable, net                                          336,947                     291,050
     Inventories, net                                                  499,680                     508,067
     Other                                                              36,183                      34,386
                                                                   -----------                 -----------
         Total current assets                                          881,242                     836,365
                                                                   -----------                 -----------

Property                                                             1,501,060                   1,477,941
     Accumulated depreciation                                         (880,388)                   (860,019)
                                                                   -----------                 -----------
         Property, net                                                 620,672                     617,922
                                                                   -----------                 -----------
Goodwill and other assets, net                                         129,000                     129,859
                                                                   -----------                 -----------
         Total assets                                              $ 1,630,914                 $ 1,584,146
                                                                   ===========                 ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Short-term borrowings                                         $    53,250                 $    24,700
     Current maturities of long-term debt                               29,659                      25,216
     Accounts payable                                                  103,020                     106,728
     Other accrued liabilities                                         112,567                     114,363
                                                                   -----------                 -----------
         Total current liabilities                                     298,496                     271,007
                                                                   -----------                 -----------

Noncurrent liabilities:
     Long-term debt                                                    305,128                     283,280
     Accrued benefits and deferred compensation                        168,292                     176,113
     Other                                                              38,282                      33,959
                                                                   -----------                 -----------
         Total noncurrent liabilities                                  511,702                     493,352
                                                                   -----------                 -----------

Shareholders' equity:
     Class A common stock - $.25 par value
         (10,880,326 and 10,867,988 shares issued
         in fiscal 2001 and 2000, respectively)                          2,720                       2,717
     Class B common stock - $.25 par value
         (7,151,563 and 7,154,763 shares issued
         and outstanding in fiscal 2001 and 2000,
         respectively)                                                   1,788                       1,789
     Additional paid-in capital                                        104,554                     104,181
     Retained earnings                                                 729,931                     722,515
     Cost of Class A common stock in treasury
         (89,852 and 91,216 shares in fiscal 2001
         and 2000, respectively)                                        (2,059)                     (2,085)
     Accumulated other comprehensive loss                              (16,218)                     (9,330)
                                                                   -----------                 -----------
         Total shareholders' equity                                    820,716                     819,787
                                                                   -----------                 -----------
         Total liabilities and shareholders' equity                $ 1,630,914                 $ 1,584,146
                                                                   ===========                 ===========


See Notes to Condensed Consolidated Financial Statements.

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)


                                                                                THIRTEEN WEEKS ENDED
                                                                          -----------------------------------
                                                                          MARCH 31,                  APRIL 1,
                                                                            2001                       2000
                                                                          --------                   --------
OPERATING ACTIVITIES:
      Net income                                                          $ 13,123                   $ 20,107
      Adjustments to reconcile net income to net
           cash used for operating activities:
           Depreciation and amortization                                    28,014                     25,895
           Provision for uncollectible receivables                           2,284                      1,015
           Losses (gains) on sales of property, net                            120                        (64)
           Changes in operating assets and liabilities,
                net of effects of business acquisitions:
                Accounts receivable                                        (48,181)                   (55,995)
                Inventories                                                  8,660                     (8,038)
                Accounts payable and
                   other accrued liabilities                                (4,008)                   (20,927)
                Accrued restructuring costs                                   (787)                        --
                Other, net                                                  (7,152)                    (6,113)
                                                                          --------                   --------
           Net cash used for operating activities                           (7,927)                   (44,120)
                                                                          --------                   --------

INVESTING ACTIVITIES:
      Purchases of property                                                (18,067)                   (26,660)
      Business acquisitions                                                (12,389)                        --
      Principal collected on notes receivable                                  206                        390
      Net proceeds from sales of property                                       26                        293
                                                                          --------                   --------
           Net cash used for investing activities                          (30,224)                   (25,977)
                                                                          --------                   --------

FINANCING ACTIVITIES:
      Proceeds from short-term borrowings, net                              28,550                     12,950
      Proceeds from long-term debt                                          30,000                     80,000
      Repayments of long-term debt                                          (3,708)                    (3,804)
      Proceeds from exercise of stock options                                  289                         --
      Payment of cash dividends                                            (11,410)                   (11,391)
                                                                          --------                   --------
           Net cash provided by financing activities                        43,721                     77,755
                                                                          --------                   --------

Net increase in cash and cash equivalents                                    5,570                      7,658
Cash and cash equivalents at beginning of period                             2,862                      4,210
                                                                          --------                   --------
Cash and cash equivalents at end of period                                $  8,432                   $ 11,868
                                                                          ========                   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Noncash activities:
      Change in fair value (loss) of
           cash flow hedging instruments                                  $(10,269)                  $     --
                                                                          --------                   --------
      Income tax effect related to change in
           fair value of cash flow hedging instruments                    $  3,902                   $     --
                                                                          --------                   --------


See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation and Significant Accounting Policies:

         The accompanying unaudited, condensed, consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the thirteen weeks ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ending December 29, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Report on Form 10-K for the year ended December 30, 2000 (the "2000 Annual Report") of Springs Industries, Inc. ("Springs" or the "Company").

         Use of Estimates: Preparation of the Company's condensed consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported a mounts of assets and liabilities, disclosures relating to contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could differ from those estimates and assumptions.

         Reclassifications: Certain prior-year amounts have been reclassified to conform with the fiscal 2001 presentation.

         Segment Reporting: The Company's operations have been aggregated into one reportable segment in accordance with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company evaluates its performance based on profit from operations, which is defined as net sales less cost of goods sold, selling, general, and administrative expenses, and the provision for uncollectible receivables. Profit from operations and the reconciliation to the Company's consolidated income before income taxes for the thirteen weeks ended March 31, 2001 and April 1, 2000 were as follows: (in thousands)


                                                                          Thirteen Weeks Ended
                                                                         -----------------------
                                                                         March 31,      April 1,
                                                                           2001           2000
                                                                         --------       --------

            Profit from operations                                       $30,266         $39,724
            Expenses related to recapitalization proposal                  2,250              --
            Interest expense                                               7,585           7,876
            Other income, net                                               (392)            (82)
                                                                         -------          ------

           Income before income taxes                                    $20,823         $31,930
                                                                         =======         =======

         Accounting Changes:

         Effective December 31, 2000 (fiscal 2001), the Company adopted Financial Accounting Standards Board Statement of Financial Accounting

         Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)." See Note 11, Derivative Financial Instruments, for further discussion.

2.       Accounts Receivable:

         The Company performs ongoing credit evaluations of its customers' financial conditions and, typically, requires no collateral from its customers. The Company's reserve for doubtful accounts was $11.7 million at March 31, 2001, compared to $9.4 million at December 30, 2000. The increase in the reserve for doubtful accounts at March 31, 2001 reflects a year-to-date provision for doubtful accounts of $2.3 million. The Company's reserve for doubtful accounts was $8.4 million at April 1, 2000, compared to $9.7 million at January 1, 2000. The decrease in the reserve for doubtful accounts at April 1, 2000 reflects a year-to-date provision for doubtful accounts of $1.0 million and net write-offs of approximately $2.3 million for previously reserved accounts.

3.       Inventories:

         Inventories are summarized as follows: (in thousands)


                                                                  March 31,                 December 30,
                                                                    2001                        2000
                                                                  ---------                 ------------

           Standard cost (which approximates current cost):
            Finished goods                                        $ 320,727                   $ 314,629
            In process                                              204,466                     213,855
            Raw materials and supplies                               65,711                      64,241
                                                                  ---------                   ---------
                                                                    590,904                     592,725
           Less LIFO reserve                                        (91,224)                    (84,658)
                                                                  ---------                   ---------

            Total                                                 $ 499,680                   $ 508,067
                                                                  =========                   =========

4.       Acquisitions:

         Effective January 2, 2001, the Company acquired certain assets of Maybank Textile Corp. ("Maybank"), a manufacturer of rug yarn. Prior to the acquisition, Maybank was a supplier to Springs, its largest customer. The acquisition included all of the assets used by Maybank to supply yarn to Springs. The purchase price was approximately $12.4 million. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"), and the operating results for the acquired business have been included in the Company's consolidated financial statements since the January 2, 2001, acquisition date. The purchase price was allocated to the assets acquired based on their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the assets acquired, which totaled $2.0 million, has been recorded as goodwill and is being amortized on a straight-line basis over 20 years. Due to the supplier-customer relationship between Maybank and Springs prior to the acquisition, pro-forma operating results are not materially different than previously reported results.

         On August 7, 2000, the Company acquired certain assets and operations of a Mexican maquiladora (a business enterprise which provides preferential import and tax treatment for goods transferred between Mexico and the United States), which fabricates window blinds, and a related U.S. distribution operation. The purchase price was approximately $5.7 million. The acquisition was accounted for as a purchase in accordance with APB 16, and the operating results for the acquired business have been included in the Company's consolidated financial statements since the August 7, 2000, acquisition date. The purchase price was allocated to the assets acquired based on their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the assets acquired, which totaled $3.9 million, has been recorded as goodwill and is being amortized on a straight-line basis over 20 years. The pro-forma impact on sales and operating profits for 2000 was not material.

5.       Restructuring and Realignment Expenses:

         In December 2000, the Company announced a restructuring plan to eliminate certain production at its Katherine and Elliott bedding plants in South Carolina, beginning in February 2001. The plan eliminates some narrow loom weaving, which is not compatible with newer fabrication equipment, at the Katherine plant and outdated yarn spinning at the Katherine and Elliott plants.

         The Company recorded a charge of $2.4 million, which included a $1.1 million accrual for severance costs arising from the elimination of an estimated 326 manufacturing positions and a $1.3 million impairment charge for disposal of machinery and equipment. Impairment was determined by comparing the net book value against estimated sales value less costs to sell. The restructuring plan is expected to be completed by mid-2001.

         Changes in the restructuring accruals since the adoption of the plan are as follows: (in millions)


                                                                 Severance             Asset
                                                                  Accrual            Impairment
                                                                 ---------           ----------
           Original accrual as of
            December 6, 2000                                       $ 1.1                $ 1.3
           Cash payments                                            (0.2)                  --
           Charged against assets                                     --                 (1.3)
                                                                   -----                -----
           Accrual balance as of
            March 31, 2001                                         $ 0.9                $ 0.0
                                                                   =====                =====

         In the second quarter of 2000, the Company adopted a plan to phase out production and close plants in Griffin and Jackson, Georgia, which manufactured certain baby apparel products, and to phase out yarn production for terry towels at its No. 2 plant in Griffin, Georgia beginning in August 2000.

         The Company recorded a charge of $2.9 million, which included a $2.4 million accrual for severance costs arising from the elimination of an estimated 426 manufacturing positions, a $0.3 million impairment charge for machinery and equipment to be sold, and a $0.2 million accrual for estimated idle plant costs. These charges relate primarily to the baby products facilities since costs related to the terry yarn facility were not significant. The restructuring plan was completed during the first quarter of 2001.

         Changes in the restructuring accruals since the adoption of the plan are as follows: (in millions)


                                                                          Idle
                                             Severance      Asset        Plant
                                              Accrual     Impairment     Costs
                                             ---------    ----------     -----
           Original accrual as of
            June 2, 2000                       $ 2.4         $ 0.3       $ 0.2
           Cash payments                        (2.4)           --        (0.2)
           Charged against assets                 --          (0.3)         --
                                               -----         -----       -----
           Accrual balance as of
            March 31, 2001                     $ 0.0         $ 0.0       $ 0.0
                                               =====         =====       =====

6.       Goodwill:

         The Company had net goodwill of $62.6 million and $61.0 million at March 31, 2001, and December 30, 2000, respectively. These amounts are net of accumulated amortization of $17.4 million at March 31, 2001, and $16.7 million at December 30, 2000. See Note 4, Acquisitions, for a description of the goodwill from the fiscal 2001 acquisition.

7.       Accrued Benefits and Deferred Compensation:

         The long-term portion of accrued benefits and deferred compensation was comprised of the following: (in thousands)


                                                                           March 31,   December 30,
                                                                             2001         2000
                                                                           ---------   ------------

         Postretirement medical benefit obligation                         $  54,347    $  56,287
         Deferred compensation                                                60,031       65,681
         Other employee benefit obligations                                   53,914       54,145
                                                                           ---------    ---------

                  Total                                                    $ 168,292    $ 176,113
                                                                           =========    =========

         The liabilities are long term in nature and will be paid over time in accordance with the terms of the plans.

8.       Financing Arrangements:

         For the thirteen weeks ended March 31, 2001, the Company borrowed an additional $65 million through its existing long-term revolving credit agreement, $35 million of which has been classified as short-term borrowings. The LIBOR-based weighted-average interest rate on this agreement was 5.7 percent as of March 31, 2001.

         The majority of the Company's existing financing arrangements will be refinanced if the proposed recapitalization transaction (refer to Note 13, Subsequent Event), which is subject to shareholder and regulatory approval, is completed.

9.       Comprehensive Income:

         Comprehensive income was $6.2 million and $20.2 million for the thirteen weeks ended March 31, 2001, and April 1, 2000, respectively. Net income at March 31, 2001, differed from comprehensive income due to $(0.5) million of foreign currency translation adjustments and the recognition of a cumulative, after-tax effect of a change in accounting adjustment related to the adoption of SFAS 133 of $0.3 million at the beginning of fiscal 2001. See Note 11, Derivative Financial Instruments, for additional discussion of the adoption of SFAS 133. During the quarter, the Company recorded the change in fair value related to cash flow hedges to accumulated other comprehensive loss of $(6.7) million. Net income at April 1, 2000 differed from comprehensive income due to foreign currency translation adjustments.

10.      Income Taxes:

         The Company's provision for income taxes for fiscal 2001 is based on an estimated 37 percent effective tax rate. This estimated effective tax rate does not take into consideration the proposed recapitalization transaction (refer to Note 13, Subsequent Event), which is subject to shareholder and regulatory approval. If the recapitalization transaction is completed, the effective tax rate for the year will be higher than currently estimated due to the treatment of certain merger-related expenses. The effective tax rate for 2000 was also 37 percent.

11.      Derivative Financial Instruments:

         Effective December 31, 2000 (fiscal 2001), the Company adopted SFAS 133, as amended by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of SFAS 133)." This statement, as amended, requires the Company to recognize all derivatives on the Consolidated Balance Sheets at fair value, with changes in fair value recognized in earnings unless specific criteria are met for derivatives in qualifying hedging transactions. Changes in fair value of derivatives in qualifying cash flow hedging transactions are reflected in accumulated other comprehensive loss and reclassified into earnings at the time the corresponding hedged transaction is recognized in earnings. The Company uses derivative instruments to reduce exposure to interest rate and commodity price risks.

         Interest Rate Risk - Springs is exposed to interest rate volatility with regard to existing issuances of variable rate debt. The Company uses interest rate swaps to achieve a desired proportion of variable versus fixed-rate debt, based on current and projected market conditions, and to hedge the changes in future cash flows based on interest rate fluctuations.

         Commodity Price Risk - The Company is exposed to price fluctuations related to anticipated purchases of certain raw materials, primarily cotton fiber. Springs uses a combination of forward delivery contracts and exchange-traded futures contracts, which the Company believes are consistent with the size of its business and the expected volume of its purchases, to reduce the Company's exposure to changes in future cash flows due to cotton price volatility.

         The Company is also exposed to price fluctuations related to anticipated purchases of natural gas. Springs utilizes commodity swap contracts to fix the price it pays for natural gas for a significant portion of its expected utilization and thereby reduce the Company's exposure to changes in future cash flows due to natural gas price volatility.

         The Company's derivatives consisted of cotton futures contracts, a natural gas commodity swap contract and interest rate swap contracts which were designated in cash flow hedging relationships as of the SFAS 133 adoption date. As a result of this adoption, in the first quarter of 2001 the Company recorded a natural gas commodity swap asset of $2.1 million, interest rate swap liabilities of $1.6 million, an immaterial cotton futures liability, and the cumulative effect of a change in accounting adjustment to other comprehensive income of $0.5 million ($0.3 million net of taxes). During the first quarter, the Company reclassified $2.1 million of gain ($1.3 million net of taxes) on the natural gas commodity swap contract from accumulated other comprehensive loss into earnings. The Company recorded $5.0 million ($3.1 million net of taxes) in unrealized losses on the change in fair value of cotton futures contracts and $3.7 million ($2.3 million net of taxes) in unrealized losses on the change in fair value of interest rate swap contracts in other comprehensive income during the first quarter of 2001. This activity resulted in an unrealized after-tax loss in accumulated other comprehensive loss of $6.4 million as of March 31, 2001, of which an estimated $2.7 million (net of tax) is expected to be reclassified to earnings during the next twelve months. Ineffectiveness from natural gas cash flow hedges is reflected in cost of goods sold in the Consolidated Statement of Operations during the first quarter of 2001 and was not material.

         At March 31, 2001, the Company's derivatives recognized in the Consolidated Balance Sheet consisted of a $5.0 million cotton futures liability recorded in other accrued liabilities, a $5.3 million interest rate swap liability recorded in other noncurrent liabilities and an immaterial natural gas commodity swap asset recorded in other current assets. All derivatives recognized as of March 31, 2001, were designated in cash flow hedging relationships. The Company is hedging commodity price exposure on cotton through July 2002, and natural gas through April 2001.

12.      Contingencies:

         As disclosed in its 2000 Annual Report, Springs is involved in certain administrative proceedings governed by environmental laws and regulations, including proceedings under the Comprehensive Environmental Response, Compensation, and Liability Act. The potential costs to the Company related to all of these environmental matters are uncertain due to such factors as: the unknown magnitude of possible pollution and cleanup costs; the complexity and evolving nature of governmental laws and regulations and their interpretations; the timing, varying costs and effectiveness of alternative cleanup technologies; the determination of the Company's liability in proportion to other potentially responsible parties; and the extent, if any, to which such costs are recoverable from insurers or other parties.

         In connection with these proceedings, the Company estimates the range of possible losses to be between $5.7 million and $14.4 million and has accrued an undiscounted liability of approximately $7.8 million as of March 31, 2001, which represents management's best estimate of Springs' probable liability concerning all known environmental matters.

         Management believes the $7.8 million will be paid out over the next 15 years. This accrual has not been reduced by any potential insurance recovery to which the Company may be entitled regarding environmental matters. Environmental matters include a site listed on the United

         States Environmental Protection Agency's ("EPA") National Priority List where Springs is the sole responsible party. Springs, the EPA and the United States Department of Justice have executed a consent decree related to this site. Soil cleanup was completed in 1993, subject to final approval by the EPA, and the approved EPA groundwater remedy began in 1996. There are no other known sites which the Company presently believes may involve material expenditures.

         During the second quarter of 2000, Springs received a state sales and use tax assessment in the amount of $3.0 million. The Company accrued a significant portion of that assessment in the second quarter of 2000. The assessment was settled with the state of Wisconsin during the first quarter of 2001 and the Company was able to reverse approximately $1.3 million of the previously accrued amount into selling, general and administrative expenses in the Consolidated Statement of Operations.

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

13.      Subsequent Event:

         On April 24, 2001, Springs' Board of Directors approved a definitive recapitalization agreement with Heartland Springs Investment Company, an affiliate of Heartland Industrial Partners, L.P. ("Heartland"), a private equity firm. Upon completion of the recapitalization, which would be accomplished through a merger between Springs and the Heartland affiliate, each public shareholder of Springs would receive $46.00 per share in cash and Springs would become privately held by the Close family, whose ownership interest in Springs' common stock would increase from approximately 41 percent to approximately 55 percent, and Heartland, whose ownership interest in Springs' common stock would be approximately 45 percent.

         The recapitalization agreement will require the approval of two-thirds of the outstanding Class A and Class B shares of Springs, with each share casting one vote per share. In addition, the recapitalization agreement will require the approval of a majority of votes cast by shareholders whose shares are being converted into cash (with the Class A and Class B shares voting together as a single class with each having one vote per share). The completion of the proposed recapitalization is subject to certain other conditions, including regulatory approvals, the availability of funding and other customary closing conditions.

   ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

GENERAL

Springs Industries, Inc. ("Springs" or "the Company") is engaged in manufacturing, marketing, selling and distributing home furnishings products. The Company's product line includes sheets, pillows, pillowcases, bedspreads, comforters, mattress pads, baby bedding and infant apparel, towels, shower curtains, bath and accent rugs, other bath fashion accessories, over-the-counter home-sewing fabrics, drapery hardware, and hard and soft decorative window fashions. The Company's emphasis on the home furnishings market has developed into the following strategic initiatives: focus on key accounts; brand investment and expansion; manufacturing and purchasing efficiencies; supply chain management and global sourcing.

The Company continues to see the benefits of these strategic initiatives. The focus on key accounts has resulted in increases in our top ten customer sales, despite the slowdown in the retail economy and inventory adjustments by many retailers. Springs' manufacturing and purchasing initiatives have helped to mitigate the impact of higher raw material and energy costs and the effects of production curtailments to adjust inventory levels.

On February 20, 2001, the Company was presented with a proposal from the Close family, which owns approximately 41 percent of Springs' common stock, and Heartland Industrial Partners, L.P. ("Heartland"), a private equity firm, to take the Company private in a recapitalization transaction (the "recapitalization transaction"). The Company's Board of Directors formed a special committee of independent directors on February 22, 2001, to evaluate the recapitalization transaction on behalf of the Company's shareholders. The special committee recommended, and on April 24, 2001, the Board of Directors approved, the recapitalization transaction. See the SUBSEQUENT EVENT section of Management's Discussion and Analysis of Financial Condition and Results of Operations for additional discussion.

RESULTS OF OPERATIONS

Sales

Net sales for the first quarter of 2001 were $570.4 million, down 3.9 percent from the first quarter of 2000. Sales to the Company's key mass merchant, specialty store and home improvement accounts increased, with top ten customer sales increasing approximately 3.7 percent over the first quarter of 2000. The increase in sales to key customers was offset by lower volumes of sales to department stores, smaller specialty stores and institutional customers, and lower sales of hard window fashions products to distributors and fabricators, resulting in the overall decrease in net sales. Net sales for the first quarter of 2000 also included sales under the Disney license, which was not renewed later in the year. Compared to the first quarter of 2000, sales of bedding products were lower, while sales of bath products were higher, in the first quarter of 2001.

Earnings

Net income for the first quarter of 2001 was $13.1 million, or $0.72 per diluted share, compared to $20.1 million, or $1.10 per diluted share in the first quarter of 2000. Net income for the first quarter of 2001 included a pretax charge of $2.3 million for professional services associated with the evaluation by the Special Committee of the Board of Directors of the recapitalization transaction. Excluding the impact of this unusual item, net income would have been $14.5 million, or $0.80 per diluted share for the first quarter of 2001.

Operating earnings for the first quarter of 2001 were lower than the first quarter of 2000 due to the decrease in sales volume and a decrease in the Company's gross margin for the first quarter, from 19.4 percent in 2000 to 17.6 percent in 2001. Several factors contributed to the lower gross margin in 2001. The mix of sales in the first quarter of 2001 reflected a higher level of bath products, which have comparatively lower margins. The sales in the first quarter of 2001 also included higher levels of off-quality and closeout product sales compared to the prior year. Raw material costs, due primarily to lower cotton rebates in the current quarter, and energy costs, principally for natural gas, were higher in the first quarter of 2001 than in the prior year. Lower manufacturing volumes, due to efforts to reduce inventory levels, resulted in greater levels of under-absorbed overhead when compared to the first quarter of 2000.

Selling, general and administrative expenses were lower in the first quarter of 2001 primarily due to lower spending on advertising and the settlement of a state sales and use tax assessment. Advertising expenses in the first quarter of 2000 were higher than 2001 due to the promotion of the Springmaid(R) brand rollout to the mass merchant channel. The Company was able to reverse approximately $1.3 million of previously accrued amounts as a result of the settlement of a Wisconsin state sales and used tax assessment. The increase in the provision for uncollectible receivables in the first quarter of 2001 reflects the adverse effects on certain retail customers from the general slowdown in the retail economy.

Income Taxes

The Company's provision for income taxes for fiscal 2001 is based on an estimated 37 percent effective tax rate. This estimated effective tax rate does not take into consideration the proposed recapitalization transaction, which is subject to shareholder and regulatory approval. If the recapitalization transaction is completed, the effective tax rate for the year will be higher than currently estimated due to the treatment of certain merger-related expenses. The effective tax rate for 2000 was also 37 percent.

OUTLOOK

The recent softness in the economy led retailers to adjust inventories during the last half of 2000 and first quarter of 2001. Management presently believes that projected improvements in the retail economy during the last half of the year will result in a slight improvement in overall sales volume for the year, compared to 2000. Management also expects that the Company's progress toward purchasing and manufacturing efficiency initiatives, as well as overall cost containment, will be somewhat offset by the effects of the previously mentioned increases in raw material and energy costs, and should result in gross margins that are consistent, or slightly better than, full-year 2000 gross margins. Selling, general and administrative expense levels are expected to be consistent with prior year levels, as a percentage of sales.

RESTRUCTURING AND REALIGNMENT EXPENSES

In December 2000, the Company announced a restructuring plan to eliminate certain production at its Katherine and Elliott bedding plants in South Carolina, beginning in February 2001. The plan eliminates some narrow loom weaving, which is not compatible with newer fabrication equipment, at the Katherine plant and outdated yarn spinning at the Katherine and Elliott plants.

The Company recorded a charge of $2.4 million in fiscal 2000, which included a $1.1 million accrual for severance costs arising from the elimination of an estimated 326 manufacturing positions and a $1.3 million impairment charge for disposal of machinery and equipment. Impairment was determined by comparing the net book value against estimated sales value less costs to sell.

As a result of the plan, the Company expects that its annual operating costs will be improved by approximately $3.5 million. Including one-time transition costs and a partial-year benefit, operating costs in 2001 are expected to be improved by approximately $1.7 million. The restructuring plan is expected to be completed by mid-2001.

Changes in the restructuring accruals since the adoption of the plan are as follows: (in millions)


                                                                 Severance             Asset
                                                                  Accrual            Impairment
                                                                 ---------           ----------
           Original accrual as of
            December 6, 2000                                       $ 1.1                $ 1.3
           Cash payments                                            (0.2)                  --
           Charged against assets                                     --                 (1.3)
                                                                   -----                -----
           Accrual balance as of
            March 31, 2001                                         $ 0.9                $ 0.0
                                                                   =====                =====

In the second quarter of 2000, the Company adopted a plan to phase out production and close plants in Griffin and Jackson, Georgia, which manufactured certain baby apparel products, and to phase out yarn production for terry towels at its No. 2 plant in Griffin, Georgia beginning in August 2000. The Company has replaced the baby products production by outsourcing from low-cost providers. The terry yarn production at the Griffin No. 2 plant has been transferred to the Company's Griffin No. 5 and Hartwell, Georgia plants, where recent investment in new manufacturing technology allows terry yarn to be produced more competitively.

In connection with this plan, the Company recorded a charge of $2.9 million, which included a $2.4 million accrual for severance costs arising from the elimination of an estimated 426 manufacturing positions, a $0.3 million impairment charge for machinery and equipment to be sold, and a $0.2 million accrual for estimated idle plant costs. These charges relate primarily to the baby products facilities since costs related to the terry yarn facility were not significant. The restructuring plan was completed during the first quarter of 2001.

The expected benefits of this plan include lower product costs and better utilization of existing capacity in other facilities. As a result, the Company realized savings from lower product costs of approximately $2.1 million during the second half of 2000, and expects to realize approximately $3.8 million of savings in fiscal 2001.

Changes in the restructuring accruals since the adoption of the plan are as follows: (in millions)


                                                                                   Idle
                                           Severance            Asset              Plant
                                            Accrual           Impairment           Costs
                                           ---------          ----------           ------
         Original accrual as of
          June 2, 2000                       $  2.4             $  0.3             $  0.2
         Cash payments                         (2.4)                --               (0.2)
         Charged against assets                  --               (0.3)                --
                                             ------             ------             ------
         Accrual balance as of
          March 31, 2001                     $  0.0             $  0.0             $  0.0
                                             ======             ======             ======


CAPITAL RESOURCES AND LIQUIDITY

For the thirteen weeks ended March 31, 2001, the Company borrowed an additional $55 million reflecting increased borrowing under its revolving credit agreement, net of scheduled long-term debt payments and repayments of uncommitted credit facilities. The increased borrowings under the existing long-term revolving credit agreement were $65 million. The Company expects $35 million of the additional borrowings to be repaid within one year and has classified these amounts as short-term borrowings. The remaining $30 million of additional borrowings are classified as long-term debt. The LIBOR-based weighted-average interest rate on this agreement was 5.7 percent as of March 31, 2001. This increase in borrowings in the first quarter reflects a typical seasonal use of cash. The Company expects capital expenditures for 2001 to approximate $110 million.

Springs expects that positive operating cash flows for the remaining quarters of the year will be more than sufficient to provide for capital expenditures and allow the Company to pay down the first quarter's increased borrowings under the revolving credit agreement and make the scheduled repayments of long-term debt, resulting in positive cash flows for the year.

The majority of the Company's existing financing arrangements will be refinanced if the proposed recapitalization transaction, which is subject to shareholder and regulatory approval, is completed. Refer to the SUBSEQUENT EVENT section of Management's Discussion and Analysis of Financial Condition and Results of Operations for additional discussion.

ACQUISITIONS

Effective January 2, 2001, the Company acquired certain assets of Maybank Textile Corp. ("Maybank"), a manufacturer of rug yarn. Prior to the acquisition, Maybank was a supplier to Springs, its largest customer. The acquisition included all of the assets used by Maybank to supply yarn to Springs. The purchase price was approximately $12.4 million. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"), and the operating results for the acquired business have been included in the Company's consolidated financial statements since the January 2, 2001, acquisition date. The purchase price was allocated to the assets acquired based on their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the assets acquired, which totaled $2.0 million, has been recorded as goodwill and is being amortized on a straight-line basis over 20 years. Due to the supplier-customer relationship between Maybank and Springs prior to the acquisition, pro-forma operating results are not materially different than previously reported results.

On August 7, 2000, the Company acquired certain assets and operations of a Mexican maquiladora (a business enterprise which provides preferential import and tax treatment for goods transferred between Mexico and the United States), which fabricates window blinds, and a related U.S. distribution operation. The purchase price was approximately $5.7 million. The acquisition was accounted for as a purchase in accordance with APB 16, and the operating results of the acquired business have been included in the Company's consolidated financial statements since the August 7, 2000, acquisition date. The purchase price was allocated to the assets acquired based on their estimated fair value at the date of acquisition.

The excess of the purchase price over the fair value of the assets acquired, which totaled $3.9 million, has been recorded as goodwill and is being amortized on a straight-line basis over 20 years. The pro-forma impact on sales and operating profits for 2000 was not material.

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

Refer to the ACCOUNTING CHANGES section of Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the impact of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") on market risk sensitive instruments and positions.

Interest Rate Risk: Springs is exposed to interest rate volatility with regard to existing issuances of variable rate debt. The Company uses interest rate swaps to reduce interest rate volatility and funding costs associated with certain debt issues, and to achieve a desired proportion of variable versus fixed-rate debt, based on current and projected market conditions. The fair value of the Company's interest rate swap contracts was a loss of $5.3 million, which increased during the year, due to lower interest rates.

Commodity Price Risk: The Company is exposed to price fluctuations related to anticipated purchases of certain raw materials, primarily cotton fiber. Springs uses a combination of forward delivery contracts and exchange-traded futures contracts, consistent with the size of its business, to reduce the Company's exposure to price volatility. The fair value of cotton futures contracts held as of March 31, 2001 was a loss of $5.0 million, which resulted from an increase in the number of cotton futures contracts held and lower market prices.

The Company is also exposed to price fluctuations related to anticipated purchases of natural gas. The Company utilizes commodity swap contracts to fix the price it pays for natural gas for a significant portion of its expected utilization and thereby reduce the Company's exposure to changes in future cash flows due to natural gas price volatility. The fair value of the Company's natural gas swap contract at March 31, 2001 was not material.

Foreign Exchange Risk: The Company is exposed to foreign exchange risks to the extent of adverse fluctuations in certain exchange rates, primarily the Canadian dollar and Mexican peso. The Company does not believe that reasonably possible near-term changes in foreign currencies will result in a material impact on future earnings or cash flows.

ACCOUNTING CHANGES

Effective December 31, 2000 (fiscal 2001), the Company adopted SFAS 133, as amended by Statement No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of SFAS 133)." This statement, as amended, requires the Company to recognize all derivatives on the Consolidated Balance Sheets at fair value, with changes in fair value recognized in earnings unless specific criteria are met for derivatives in qualifying hedging transactions. Changes in fair value of derivatives in qualifying cash flow hedging transactions are reflected in accumulated other comprehensive loss and reclassified into earnings at the time the corresponding hedged transaction is recognized in earnings.

The Company's derivatives consisted of cotton futures contracts, a natural gas commodity swap contract and interest rate swap contracts which were designated in cash flow hedging relationships as of the SFAS 133 adoption date. As a result of this adoption, in the first quarter of 2001 the Company recorded a natural gas commodity swap asset of $2.1 million, interest rate swap liabilities of $1.6 million, an immaterial cotton futures liability, and the cumulative effect of a change in accounting adjustment to other comprehensive income of $0.5 million ($0.3 million net of taxes).

SUBSEQUENT EVENT

On April 24, 2001, Springs' Board of Directors approved a definitive recapitalization agreement with Heartland Springs Investment Company, an affiliate of Heartland Industrial Partners, L.P., a private equity firm. Upon completion of the recapitalization, which would be accomplished through a merger between Springs and the Heartland affiliate, each public shareholder of Springs would receive $46.00 per share in cash and Springs would become privately held by the Close family, whose ownership interest in Springs' common stock would increase from approximately 41 percent to approximately 55 percent, and Heartland, whose ownership interest in Springs' common stock would be approximately 45 percent.

The recapitalization agreement will require the approval of two-thirds of the outstanding Class A and Class B shares of Springs, with each share casting one vote per share. In addition, the recapitalization agreement will require the approval of a majority of votes cast by shareholders whose shares are being converted into cash (with the Class A and Class B shares voting together as a single class with each having one vote per share). The completion of the proposed recapitalization is subject to certain other conditions, including regulatory approvals, the availability of funding and other customary closing conditions.

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

                          PART II - OTHER INFORMATION
ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K


During the quarter ended March 31, 2001, the Company filed a Current Report on Form 8-K dated February 20, 2001, announcing a proposal by members of the Close family and Heartland Industrial Partners, L.P., to take Springs private pursuant to a recapitalization transaction. No financial statements were filed with the report. See the SUBSEQUENT EVENT section of Management's Discussion and Analysis of Financial Condition and Results of Operations for additional discussion.

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


DATED:  May 15, 2001