Form 10-K/A
period 2000-12-30
SPRINGS INDUSTRIES INC
filed 2001-07-30
CIK 93102

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          -----------------------------
                                   Form 10-K/A
                                 Amendment No. 1

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
          Title of each class                     on which registered
   -----------------------------------         ----------------------------
   Class A Common Stock; $.25 par value           New York Stock Exchange


           Securities registered pursuant to Section 12(g) of the Act:
                                      None

--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
at least the past 90 days.  Yes [X]   No [ ]
--------------------------------------------------------------------------------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
--------------------------------------------------------------------------------
Aggregate market value of Springs Industries, Inc. Common Stock, excluding treasury shares, held by nonaffiliates as of March 22, 2001, was $453,047,564.
--------------------------------------------------------------------------------
As of March 22, 2001, there were 10,790,474 shares of Class A Common Stock and 7,151,563 shares of Class B Common Stock of Springs Industries, Inc. outstanding.
--------------------------------------------------------------------------------
                       DOCUMENTS INCORPORATED BY REFERENCE
--------------------------------------------------------------------------------
Specified Portions of Annual Report to Security Holders for Fiscal Year Ended December 30, 2000 (Parts I & II)
--------------------------------------------------------------------------------
================================================================================

EXPLANATORY NOTE:

            The Company is filing this Amendment No. 1 on Form 10-K/A in response to comments received from the Securities and Exchange Commission (the "SEC") regarding the Company's Form 10-K for the fiscal year ended December 30, 2000 that was originally filed on March 28, 2001 (the "Original Filing"). As requested by the SEC, the Company is providing additional disclosure in its MD&A and Selected Financial Data and is including as an exhibit the preferability letter issued by the Company's auditors on June 30, 2001. This report continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure in this report to speak to any later date. While this report primarily relates to the historical period covered, events may have taken place since the date of the Original Filing that might have been reflected in this report if they had taken place prior to the Original Filing. All information contained in this amendment and the Original Filing is subject to updating and supplementing as provided in the Company's periodic reports filed with the SEC.

            The Original Filing is hereby amended as follows:

            (a) Pages 25 and 30-31 of Exhibit 13 are deleted in their entirety and replaced with the corresponding pages attached hereto and filed herewith as
Exhibit 13.1. These pages have been revised to make certain changes to (i) the paragraph on page 25 of the Company's 2000 Annual Report to Shareholders (the "Annual Report") entitled "Management's Discussion and Analysis of Operations and Financial Condition-Results of Operations-2000 Compared with 1999-Sales" that was incorporated by reference into Part II, Item 7 of the Original Filing and (ii) the table and notes on pages 30-31 of the Annual Report entitled "Selected Financial Data" that were incorporated by reference into Part II, Item 6 of the Original Filing. All references in Items 6 and 7 to pages 25 and 30-31 of the Annual Report shall be deemed to be references to the corresponding pages of Exhibit 13.1 to this Amendment No. 1 on Form 10-K/A.

            (b) The letter regarding the preferability of change in accounting principle issued by the Company's auditors on June 30, 2001 is attached hereto and filed herewith as Exhibit 18.



                            [SIGNATURE ON NEXT PAGE]

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Springs Industries, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


SPRINGS INDUSTRIES, INC.

By:/s/ Charles M. Metzler
   ------------------------------
   Charles M. Metzler
   Vice President-Controller
   (Principal Accounting Officer)

Date: July 30, 2001

                                  EXHIBIT INDEX
Item

(13.1) Pages 25 and 30-31 of the 2000 Annual Report to Shareholders, which have been expressly incorporated by reference.

(18)    Letter re Change in Accounting Principles.