Form 10-Q/A
period 2001-03-31
SPRINGS INDUSTRIES INC
filed 2001-07-30
CIK 93102

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             -----------------------

                                 F O R M 10-Q/A
                                 Amendment No. 1

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days.

Yes   X    No
    -----    -----


As of May 7, 2001, there were 10,795,010 shares of Class A Common Stock and 7,151,563 shares of Class B Common Stock of Springs Industries, Inc. outstanding.

EXPLANATORY NOTE:

            The Company is filing this Amendment No. 1 on Form 10-Q/A in response to comments received from the Securities and Exchange Commission (the "SEC") regarding the Company's Form 10-Q for the quarter ended March 31, 2001 that was originally filed on May 15, 2001 (the "Original Filing"). As requested by the SEC, the Company is providing additional disclosure in its MD&A. This report continues to speak as of the date of the Original Filing, and the Company has not updated the disclosure in this report to speak to any later date. While this report primarily relates to the historical period covered, events may have taken place since the date of the Original Filing that might have been reflected in this report if they had taken place prior to the Original Filing. All information contained in this amendment and the Original Filing is subject to updating and supplementing as provided in the Company's periodic reports filed with the SEC.

            Part I, Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of the Original Filing is hereby amended by deleting Item 2 in its entirety and replacing it with the corresponding Item 2 attached hereto and filed herewith. Item 2 has been revised to make certain changes to the paragraph entitled "Management's Discussion and Analysis of Financial Condition and Results of Operation-Results of Operations-Earnings."

            Any items in the Original Filing not expressly changed hereby shall be as set forth in the Original Filing.

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

Earnings

Net income for the first quarter of 2001 was $13.1 million, or $0.72 per diluted share, compared to $20.1 million, or $1.10 per diluted share in the first quarter of 2000. Net income for the first quarter of 2001 included a pretax charge of $2.3 million for financial advisory and legal services associated with the evaluation by the Special Committee of the Board of Directors of the recapitalization transaction. Excluding the impact of this unusual item, net income would have been $14.5 million, or $0.80 per diluted share for the first quarter of 2001.

Operating earnings for the first quarter of 2001 were lower than the first quarter of 2000 due to the decrease in sales volume and a decrease in the Company's gross margin for the first quarter, from 19.4 percent in 2000 to 17.6 percent in 2001. The gross margin percentage is calculated by dividing net sales less costs of goods sold, by net sales. Several factors contributed to the lower gross margin in 2001. The mix of sales in the first quarter of 2001 reflected a higher level of bath products, which have comparatively lower margins. The sales in the first quarter of 2001 also included higher levels of off-quality and closeout product sales compared to the prior year. Raw material costs, due primarily to lower cotton rebates in the current quarter, and energy costs, principally for natural gas, were higher in the first quarter of 2001 than in the prior year. Lower manufacturing volumes, due to efforts to reduce inventory levels, resulted in greater levels of under-absorbed overhead when compared to the first quarter of 2000.

Selling, general and administrative expenses were lower in the first quarter of 2001 primarily due to lower spending on advertising and the settlement of a state sales and use tax assessment. Advertising expenses in the first quarter of 2000 were higher than 2001 due to the promotion of the Springmaid(R) brand rollout to the mass merchant channel. During the second quarter of 2000, the Company received a $3.0 million sales and use tax assessment from the state of Wisconsin. Management performed an initial analysis of the several tax issues raised in the assessment, evaluated the basis for the claimed underpayment of tax, estimated the potential for settlement, and accrued approximately $2.2 million. During the third and fourth quarters of 2000, the Company engaged consultants to assist in the evaluation of the assessment and negotiation with the state of Wisconsin. Springs was able to challenge several of the positions taken by the state and provided additional documentation that significantly reduced the Company's tax exposure. During the first quarter of 2001, the Company reached a settlement with the state of Wisconsin for approximately $0.5 million. As a result of this settlement, the Company was able to reverse approximately $1.7 million during the first quarter of 2001. Fees for consulting services performed through the settlement were approximately $0.5 million. The net effect on first quarter 2001 earnings was an increase of approximately $1.3 million. The increase in the provision for uncollectible receivables in the first quarter of 2001 reflects the adverse effects on certain retail customers from the general slowdown in the retail economy.

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

Changes in the restructuring accruals since the adoption of the plan are as follows: (in millions)

                                          Severance       Asset
                                           Accrual      Impairment
                                          ---------     ----------
        Original accrual as of
         December 6, 2000                    $1.1          $ 1.3
        Cash payments                        (0.2)             -
        Charged against assets                  -           (1.3)
                                             ----          -----
        Accrual balance as of
         March 31, 2001                      $0.9          $ 0.0
                                             ====          =====

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

Changes in the restructuring accruals since the adoption of the plan are as follows: (in millions)

                                                                 Idle
                                     Severance      Asset        Plant
                                      Accrual     Impairment     Costs
                                     ---------    ----------    -------
        Original accrual as of
         June 2, 2000                  $ 2.4         $ 0.3       $ 0.2
        Cash payments                   (2.4)            -        (0.2)
        Charged against assets             -          (0.3)          -
                                       -----         -----       ------
        Accrual balance as of
         March 31, 2001                $ 0.0         $ 0.0       $ 0.0
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

Interest Rate Risk: Springs is exposed to interest rate volatility with regard to existing issuances of variable rate debt. The Company uses interest rate swaps to reduce interest rate volatility and funding costs associated with certain debt issues, and to achieve a desired proportion of variable versus fixed-rate debt, based on current and projected market conditions. The fair value of the Company's interest rate swap contracts as of March 31, 2001, was a loss of $5.3 million, which increased during the year, due to lower interest rates.

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

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, Springs Industries, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SPRINGS INDUSTRIES, INC.

                                          By: /s/ Charles M. Metzler
                                              ------------------------------
                                              Charles M. Metzler
                                              Vice President-Controller
                                              (Duly Authorized Officer and
                                              Principal Accounting officer)


DATED:  July 30, 2001