Form 10-Q
period 2001-06-30
SPRINGS INDUSTRIES INC
filed 2001-08-14
CIK 93102

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             -----------------------


                                    FORM 10-Q

For the Quarter Ended June 30, 2001                Commission File Number 1-5315

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

                                 Yes [X] No [ ]

                      -------------------------------------

As of August 8, 2001, there were 10,816,710 shares of Class A Common Stock and 7,151,563 shares of Class B Common Stock of Springs Industries, Inc. outstanding.

                      -------------------------------------

There are 23 pages in the sequentially numbered, manually signed original of this report.

                         TABLE OF CONTENTS TO FORM 10-Q



PART I - FINANCIAL INFORMATION


ITEM                                                                     PAGE
----                                                                     ----

1.                FINANCIAL STATEMENTS                                     3

2.                MANAGEMENT'S DISCUSSION AND ANALYSIS OF                 14
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK                                     21



PART II - OTHER INFORMATION


ITEM                                                                     PAGE
----                                                                     ----

6.                EXHIBITS AND REPORTS ON FORM 8-K                        22


SIGNATURES                                                                23

                         PART I - FINANCIAL INFORMATION
                          ITEM 1.- FINANCIAL STATEMENTS


SPRINGS INDUSTRIES, INC.
Condensed Consolidated Statements of Operations
     and Retained Earnings
(In thousands except per share amounts)
(Unaudited)

                                                        THIRTEEN WEEKS ENDED                     TWENTY-SIX WEEKS ENDED
                                                   -----------------------------           ---------------------------------
                                                   JUNE 30,             JULY 1,             JUNE 30,              JULY 1,
                                                      2001                2000                2001                  2000
                                                   ---------           ---------           -----------           -----------
Operations
   Net sales                                       $ 546,942           $ 573,128           $ 1,117,322           $ 1,166,352

   Cost and expenses:
      Cost of goods sold                             446,133             456,994               916,150               935,161
      Selling, general and
         administrative expenses                      65,430              72,946               133,243               147,264
      Provision for uncollectible
         receivables                                   1,223               1,282                 3,507                 2,297
      Restructuring and realignment
         (income) expenses                              (500)              2,890                  (500)                2,890
      Expenses related to
         recapitalization proposal                     1,231                  --                 3,481                    --
      Interest expense                                 6,338               8,018                13,923                15,894
      Other expense (income), net                        192                 139                  (200)                   57
                                                   ---------           ---------           -----------           -----------
         Total                                       520,047             542,269             1,069,604             1,103,563
                                                   ---------           ---------           -----------           -----------

Income before income taxes                            26,895              30,859                47,718                62,789

Income tax provision                                   9,945              11,415                17,645                23,238
                                                   ---------           ---------           -----------           -----------

      Net income                                   $  16,950           $  19,444           $    30,073           $    39,551
                                                   =========           =========           ===========           ===========

Basic earnings per common share                    $    0.94           $    1.08           $      1.68           $      2.21
                                                   =========           =========           ===========           ===========

Diluted earnings per common share                  $    0.93           $    1.06           $      1.65           $      2.16
                                                   =========           =========           ===========           ===========

Cash dividends declared per common share:
      Class A common shares                        $    0.33           $    0.33           $      0.66           $      0.66
                                                   =========           =========           ===========           ===========
      Class B common shares                        $    0.30           $    0.30           $      0.60           $      0.60
                                                   =========           =========           ===========           ===========

Basic weighted-average
     common shares outstanding                        17,959              17,923                17,947                17,917
Dilutive effect of stock-
     based compensation awards                           360                 408                   320                   352
                                                   ---------           ---------           -----------           -----------
Diluted weighted-average
     common shares outstanding                        18,319              18,331                18,267                18,269
                                                   =========           =========           ===========           ===========

RETAINED EARNINGS
     Retained earnings at
      beginning of period                          $ 729,931           $ 692,580           $   722,515           $   678,170
     Net income                                       16,950              19,444                30,073                39,551
     Cash dividends declared                          (5,714)             (5,699)              (11,421)              (11,396)
                                                   ---------           ---------           -----------           -----------
     Retained earnings at
      end of period                                $ 741,167           $ 706,325           $   741,167           $   706,325
                                                   =========           =========           ===========           ===========


See Notes to Condensed Consolidated Financial Statements.

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Balance Sheets
(In thousands except share data)
(Unaudited)

                                                          JUNE 30,             DECEMBER 30,
                                                            2001                  2000
                                                         -----------           ------------
ASSETS
Current assets:
   Cash and cash equivalents                             $    11,372           $     2,862
   Accounts receivable, net                                  293,889               291,050
   Inventories, net                                          511,944               508,067
   Other                                                      45,171                34,386
                                                         -----------           -----------
       Total current assets                                  862,376               836,365
                                                         -----------           -----------

Property                                                   1,511,981             1,477,941
   Accumulated depreciation                                 (901,061)             (860,019)
                                                         -----------           -----------
       Property, net                                         610,920               617,922
                                                         -----------           -----------
Goodwill and other assets, net                               125,701               129,859
                                                         -----------           -----------
       Total assets                                      $ 1,598,997           $ 1,584,146
                                                         ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings                                 $    40,525           $    24,700
   Current maturities of long-term debt                       34,102                25,216
   Accounts payable                                          114,218               106,728
   Accrued wages and salaries                                 16,429                 9,431
   Accrued incentive pay and benefit plans                    16,918                28,735
   Income taxes payable                                       13,611                 7,879
   Other accrued liabilities                                  68,398                68,318
                                                         -----------           -----------
       Total current liabilities                             304,201               271,007
                                                         -----------           -----------

Noncurrent liabilities:
   Long-term debt                                            261,122               283,280
   Accrued benefits and deferred compensation                165,110               176,113
   Other                                                      36,893                33,959
                                                         -----------           -----------
       Total noncurrent liabilities                          463,125               493,352
                                                         -----------           -----------

Shareholders' equity:
   Class A common stock - $.25 par value
     (10,903,185 and 10,867,988 shares issued
     in fiscal 2001 and 2000, respectively)                    2,726                 2,717
   Class B common stock - $.25 par value
     (7,151,563 and 7,154,763 shares issued
     and outstanding in fiscal 2001 and 2000,
     respectively)                                             1,788                 1,789
   Additional paid-in capital                                105,527               104,181
   Retained earnings                                         741,167               722,515
   Cost of Class A common stock in treasury
     (88,544 and 91,216 shares in fiscal 2001
     and 2000, respectively)                                  (2,032)               (2,085)
   Accumulated other comprehensive loss                      (17,505)               (9,330)
                                                         -----------           -----------
     Total shareholders' equity                              831,671               819,787
                                                         -----------           -----------
     Total liabilities and shareholders' equity          $ 1,598,997           $ 1,584,146
                                                         ===========           ===========


See Notes to Condensed Consolidated Financial Statements.

SPRINGS INDUSTRIES, INC.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

                                                                        TWENTY-SIX WEEKS ENDED
                                                                     ---------------------------
                                                                     JUNE 30,           JULY 1,
                                                                       2001               2000
                                                                     --------           --------
OPERATING ACTIVITIES:
   Net income                                                        $ 30,073           $ 39,551
   Adjustments to reconcile net income to net
       cash provided by operating activities:
       Depreciation and amortization                                   56,417             52,812
       Restructuring and realignment (income) expenses                   (500)             2,890
       Provision for uncollectible receivables                          3,507              2,297
       Losses on sales of property, net                                   765                672
       Changes in operating assets and liabilities,
          net of effects of business acquisition:
          Accounts receivable                                          (6,346)           (16,436)
          Inventories                                                  (3,604)           (38,710)
          Accounts payable and
             other accrued liabilities                                  6,741            (16,244)
          Accrued restructuring costs                                  (1,068)                --
          Other, net                                                  (16,743)            (6,865)
                                                                     --------           --------
       Net cash provided by operating activities                       69,242             19,967
                                                                     --------           --------

INVESTING ACTIVITIES:
   Purchases of property                                              (35,181)           (53,302)
   Business acquisition                                               (12,389)                --
   Principal collected on notes receivable                                265                952
   Net proceeds from sales of property                                     26                753
                                                                     --------           --------
       Net cash used for investing activities                         (47,279)           (51,597)
                                                                     --------           --------

FINANCING ACTIVITIES:
   Proceeds from short-term borrowings, net                            15,825             20,950
   Proceeds from long-term debt                                        30,000             90,000
   Repayments of long-term debt                                       (43,272)           (63,721)
   Proceeds from exercise of stock options                              1,118                119
   Payment of cash dividends                                          (17,124)           (17,090)
                                                                     --------           --------
       Net cash (used for) provided by financing activities           (13,453)            30,258
                                                                     --------           --------

Net increase (decrease) in cash and cash equivalents                    8,510             (1,372)
Cash and cash equivalents at beginning of period                        2,862              4,210
                                                                     --------           --------
Cash and cash equivalents at end of period                           $ 11,372           $  2,838
                                                                     ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Noncash activities:
   Change in fair value of
       cash flow hedging instruments                                 $(12,899)          $     --
                                                                     --------           --------
   Income tax effect related to change in
       fair value of cash flow hedging instruments                   $  4,902           $     --
                                                                     --------           --------


See Notes to Condensed Consolidated Financial Statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation and Significant Accounting Policies:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the thirteen and twenty-six week periods ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ending December 29, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Annual Reports on Forms 10-K and 10-K/A for the year ended December 30, 2000 (the "2000 Annual Report") of Springs Industries, Inc. ("Springs" or the "Company").

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

         Reclassifications: Certain prior-year amounts have been reclassified to conform to the fiscal 2001 presentation.

         Segment Reporting: The Company's operations have been aggregated into one reportable segment in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company evaluates its performance based on profit from operations, which is defined as net sales less cost of goods sold, selling, general, and administrative expenses, and the provision for uncollectible receivables. Profit from operations and the reconciliation to the Company's consolidated income before income taxes for the thirteen and twenty-six week periods ended June 30, 2001 and July 1, 2000 were as follows: (in thousands)

                                             Thirteen Weeks Ended       Twenty-Six Weeks Ended
                                            ----------------------      ----------------------
                                            June 30,       July 1,      June 30,       July 1,
                                              2001          2000          2001           2000
                                            --------       -------      --------       -------

         Profit from operations             $ 34,156       $41,906      $ 64,422       $81,630
         Restructuring and realignment
            (income) expenses                   (500)        2,890          (500)        2,890
         Expenses related to
            recapitalization proposal          1,231            --         3,481            --
         Interest expense                      6,338         8,018        13,923        15,894
         Other expense (income), net             192           139          (200)           57
                                            --------       -------      --------       -------

         Income before income taxes         $ 26,895       $30,859      $ 47,718       $62,789
                                            ========       =======      ========       =======

         Accounting Changes: Effective December 31, 2000 (fiscal 2001), the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB

         Statement No. 133)." See Note 11, Derivative Financial Instruments, for further discussion.

         Recently Issued Accounting Standards: In July 2001, the FASB issued SFAS No. 141, "Business Combinations" ("SFAS 141"). SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial position, results of operations and cash flows.

         In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), which is effective December 30, 2001 (fiscal 2002). SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position, results of operations and cash flows. For the twenty-six weeks ended June 30, 2001, the Company recorded $1.4 million of amortization expense related to goodwill and $0.4 million of amortization expense related to other intangible assets.

2.       Accounts Receivable:

         The Company performs ongoing credit evaluations of its customers' financial conditions and, typically, requires no collateral from its customers. The Company's reserve for doubtful accounts was $9.7 million at June 30, 2001, compared to $9.4 million at December 30, 2000. The increase in the reserve for doubtful accounts at June 30, 2001 reflects a year-to-date provision for doubtful accounts of $3.5 million and net write-offs of approximately $3.2 million for previously reserved accounts. The reserve for doubtful accounts was $9.5 million at July 1, 2000, compared to $9.7 million at January 1, 2000. The decrease in the reserve for doubtful accounts reflected a year-to-date provision for doubtful accounts of $2.3 million and net write-offs of approximately $2.5 million for previously reserved accounts.

3.       Inventories:

         Inventories are summarized as follows: (in thousands)

                                                     June 30,         December 30,
                                                       2001               2000
                                                    ---------         ------------
         Standard cost (which approximates
         current cost):
            Finished goods                          $ 334,926           $ 314,629
            In process                                205,057             213,855
            Raw materials and supplies                 63,607              64,241
                                                    ---------           ---------
                                                      603,590             592,725
         Less LIFO reserve                            (91,646)            (84,658)
                                                    ---------           ---------

            Total                                   $ 511,944           $ 508,067
                                                    =========           =========

4.       Acquisitions:

         Effective January 2, 2001, the Company acquired certain assets of Maybank Textile Corp. ("Maybank"), a manufacturer of rug yarn. Prior to the acquisition, Maybank was a supplier to Springs, its largest customer. The acquisition included all of the assets used by Maybank to supply yarn to Springs. The purchase price was approximately $12.4 million. The acquisition was accounted for as a purchase in accordance with APB 16, and the operating results for the acquired business have been included in the Company's consolidated financial statements since the January 2, 2001, acquisition date. The purchase price was allocated to the assets acquired based on their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the assets acquired, which totaled $2.0 million, has been recorded as goodwill and is currently being amortized on a straight-line basis over 20 years. Due to the supplier-customer relationship between Maybank and Springs prior to the acquisition, pro-forma operating results are not materially different than previously reported results.

         On August 7, 2000, the Company acquired certain assets and operations of a Mexican maquiladora (a business enterprise which provides preferential import and tax treatment for goods transferred between Mexico and the United States), which fabricates window blinds, and a related U.S. distribution operation. The purchase price was approximately $5.7 million. The acquisition was accounted for as a purchase in accordance with APB 16, and the operating results for the acquired business have been included in the Company's consolidated financial statements since the August 7, 2000, acquisition date. The purchase price was allocated to the assets acquired based on their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the assets acquired, which totaled $3.9 million, has been recorded as goodwill and is currently being amortized on a straight-line basis over 20 years. The pro-forma impact on sales and operating profits for 2000 was not material.

         See Note 1, Basis of Presentation and Significant Accounting Policies, for a discussion of SFAS 141 and SFAS 142, and the impact on accounting for goodwill in future periods.

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

         The Company recorded a charge of $2.4 million in fiscal 2000, which included a $1.1 million accrual for severance costs arising from the elimination of an estimated 326 manufacturing positions and a $1.3 million impairment charge for disposal of machinery and equipment. Impairment was determined by comparing the net book value against estimated sales value less costs to sell. In the second quarter of 2001, the severance accrual was reduced by $0.5 million due to the Company's ability to place a greater-than-expected number of associates affected by the restructuring plan elsewhere within the Company. The restructuring plan is expected to be completed during the fourth quarter of 2001.

         Changes in the restructuring accruals since the adoption of the plan are as follows: (in millions)

                                        Severance       Asset
                                         Accrual      Impairment
                                        ---------     ----------
         Original accrual as of
          December 6, 2000               $  1.1         $  1.3
         Cash payments                     (0.4)            --
         Charged against assets              --           (1.3)
         Adjustment                        (0.5)            --
                                         ------         ------
         Accrual balance as of
          June 30, 2001                  $  0.2         $  0.0
                                         ======         ======

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
                                         ======         ======         ======

6.       Goodwill:

         The Company had net goodwill of $61.9 million and $61.0 million at June 30, 2001, and December 30, 2000, respectively. These amounts are net of accumulated amortization of $18.1 million at June 30, 2001, and $16.7 million at December 30, 2000. See Note 1, Basis of Presentation and Significant Accounting Policies, for a discussion of SFAS 141 and SFAS 142 and the impact on accounting for goodwill in future periods and
         Note 4, Acquisitions, for a description of the goodwill from the fiscal 2001 and 2000 acquisitions.

7.       Accrued Benefits and Deferred Compensation:

         The long-term portion of accrued benefits and deferred compensation was comprised of the following: (in thousands)

                                                            June 30,        December 30,
                                                              2001              2000
                                                            --------        ------------
         Postretirement medical benefit obligation          $ 52,008          $ 56,287
         Deferred compensation                                58,230            65,681
         Other employee benefit obligations                   54,872            54,145
                                                            --------          --------

             Total                                          $165,110          $176,113
                                                            ========          ========



         The liabilities are long term in nature and will be paid over time in accordance with the terms of the plans.

8.       Financing Arrangements:

         During the first quarter of 2001, the Company borrowed an additional $65.0 million through its existing long-term revolving credit facility, $35.0 million of which was classified as short-term borrowings. In the second quarter of 2001, the Company repaid the $35.0 million classified as short-term borrowings and an additional $35.0 million that was classified as long-term debt under this facility. The remaining $55.0 million balance outstanding under this facility has been classified as long-term debt. This activity reflects the Company's seasonal use of cash in the first quarter and positive cash flows in the second quarter. The LIBOR-based weighted-average interest rate on this agreement was 4.1 percent as of June 30, 2001.

         The majority of the Company's existing financing arrangements will be refinanced if the proposed recapitalization transaction (refer to Note 13, Proposed Recapitalization Transaction) is completed.

9.       Comprehensive Income: (in thousands, net of taxes)

                                                    Thirteen Weeks Ended                Twenty-Six Weeks Ended
                                                ---------------------------           ---------------------------
                                                June 30,            July 1,           June 30,            July 1,
                                                  2001               2000               2001               2000
                                                --------           --------           --------           --------

         Net income                             $ 16,950           $ 19,444           $ 30,073           $ 39,551
         Foreign currency
             translation adjustment                  343               (868)              (179)              (716)
         SFAS 133 change in accounting
             transition adjustment                    --                 --                339                 --
         Change in fair value of cash
             flow hedging instruments             (1,630)                --             (8,336)                --
                                                --------           --------           --------           --------

         Comprehensive income                   $ 15,663           $ 18,576           $ 21,897           $ 38,835
                                                ========           ========           ========           ========

         In the first quarter of 2001, the Company recorded the cumulative effect of a change in accounting adjustment to other comprehensive income of $0.5 million ($0.3 million net of taxes) related to the adoption of SFAS 133. See Note 11, Derivative Financial Instruments, for additional discussion of the adoption of SFAS 133.

10.      Income Taxes:

         The Company's provision for income taxes for fiscal 2001 is based on an estimated 37 percent effective tax rate. This estimated effective tax rate does not take into consideration the proposed recapitalization transaction (refer to Note 13, Proposed Recapitalization Transaction). If the proposed recapitalization transaction is completed, the effective tax rate for the year will be higher than currently estimated due to the treatment of certain merger-related expenses. The effective tax rate for 2000 was also 37 percent.

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

         Commodity Price Risk - The Company is exposed to price fluctuations related to anticipated purchases of certain raw materials, primarily cotton fiber. Springs uses a combination of forward delivery contracts and exchange-traded futures contracts, the volume of which the Company believes is consistent with the size of its business and the expected volume of its purchases, to reduce the Company's exposure to changes in future cash flows due to cotton price volatility.

         The Company is also exposed to price fluctuations related to anticipated purchases of natural gas. Springs utilizes commodity swap contracts to fix the price it pays for natural gas for a significant portion of its expected utilization and thereby reduces the Company's exposure to changes in future cash flows due to natural gas price volatility.

         The Company's derivatives consisted of cotton futures contracts, a natural gas commodity swap contract and interest rate swap contracts which were designated in cash flow hedging relationships as of the SFAS 133 adoption date. As a result of this adoption, in the first quarter of 2001 the Company recorded the cumulative effect of a change in accounting adjustment to other comprehensive income of $0.5 million ($0.3 million net of taxes).

         The Company recorded the following activity in accumulated other comprehensive loss during the thirteen and twenty-six week periods ended June 30, 2001: (in thousands, net of taxes)

                                                                           Thirteen             Twenty-Six
                                                                         Weeks Ended           Weeks Ended
                                                                        June 30, 2001         June 30, 2001
                                                                        -------------         -------------
         Accumulated other comprehensive loss related to
           cash flow hedging relationships at beginning
           of period                                                       $(6,367)               $    --
         SFAS 133 change in accounting transition adjustment                    --                    339
         Amounts reclassified from accumulated other
           comprehensive loss to earnings                                     (366)                (1,565)
         Change in fair value of interest rate swaps                         1,227                 (1,222)
         Change in fair value of natural gas
           commodity swaps                                                    (537)                  (512)
         Change in fair value of cotton futures                             (1,954)                (5,037)
                                                                           -------                -------
         Accumulated other comprehensive loss related
           to cash flow hedging relationships at
           end of period                                                   $(7,997)               $(7,997)
                                                                           =======                =======

         The Company estimates that $5.9 million (net of tax) of the amount recorded in accumulated other comprehensive loss is expected to be reclassified to earnings during the next twelve months. Ineffectiveness from natural gas cash flow hedges was reflected in cost of goods sold in the Consolidated Statement of Operations during the second quarter and first six months of 2001, and was not material.

         At June 30, 2001, the Company's derivatives recognized in the Consolidated Balance Sheet consisted of an $8.1 million cotton futures liability recorded in other accrued liabilities, a $3.9 million interest rate swap liability recorded in other noncurrent liabilities and a $0.9 million natural gas commodity swap liability recorded in other accrued liabilities. All derivatives recognized as of June 30, 2001, were designated in cash flow hedging relationships. The Company is hedging commodity price exposure on cotton through December 2002, and natural gas through December 2001.

12.      Contingencies:

         During the second quarter of 2000, the Company received a $3.0 million sales and use tax assessment from the state of Wisconsin. Management performed an initial analysis of the several tax issues raised in the assessment, evaluated the basis for the claimed underpayment of tax, estimated the potential for settlement, and accrued approximately $2.2 million. During the third and fourth quarters of 2000, the Company engaged consultants to assist in the evaluation of the assessment and negotiation with the state of Wisconsin. Springs was able to challenge several of the positions taken by the state and provided additional documentation that significantly reduced the Company's tax exposure. During the first quarter of 2001, the Company reached a settlement with the state of Wisconsin for approximately $0.5 million. As a result of this settlement, the Company was able to reverse approximately $1.7 million during the first quarter of 2001, which is reflected in selling, general and administrative expenses in the Consolidated Statement of Operations.

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

         In connection with these proceedings, the Company estimates the range of possible losses to be between $5.3 million and $14.0 million and has accrued an undiscounted liability of approximately $8.4 million as of June 30, 2001, which represents management's best estimate of Springs' probable liability concerning all known environmental matters.

         Management believes the $8.4 million will be paid out over the next 15 years. This accrual has not been reduced by any potential insurance recovery to which the Company may be entitled regarding environmental matters. Environmental matters include a site listed on the United States Environmental Protection Agency's ("EPA") National Priority List where Springs is the sole responsible party. Springs, the EPA and the United States Department of Justice have executed a consent decree related to this site. Soil cleanup was completed in 1993, subject to final approval by the EPA, and the approved EPA groundwater remedy began in 1996. There are no other known sites that the Company presently believes may involve material expenditures.

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

13.      Proposed Recapitalization Transaction:

         On April 24, 2001, Springs' Board of Directors approved a definitive recapitalization agreement with Heartland Springs Investment Company, an affiliate of Heartland Industrial Partners, L.P. ("Heartland"), a private equity firm. Upon completion of the recapitalization, which would be accomplished through a merger between Springs and the Heartland affiliate, each public shareholder of Springs would receive $46.00 per share in cash and Springs would become privately held by the Close family, whose ownership interest in Springs' common stock would increase from approximately 41 percent to approximately 56 percent, and Heartland, whose ownership interest in Springs' common stock would be approximately 44 percent.

         The recapitalization agreement will require the approval of two-thirds of the outstanding Class A and Class B shares of Springs, with each share casting one vote per share. In addition, the recapitalization agreement will require the approval of a majority of votes cast by shareholders whose shares are being converted into cash (with the Class A and Class B shares voting together as a single class with each having one vote per share). A shareholders' meeting to vote on the proposed transaction has been scheduled for September 5, 2001. The completion of the proposed recapitalization is subject to certain other conditions, including the availability of funding and other customary closing conditions.

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

On February 20, 2001, the Company was presented with a proposal from the Close family, which owns approximately 41 percent of Springs' common stock, and Heartland Industrial Partners, L.P. ("Heartland"), a private equity firm, to take the Company private in a recapitalization transaction (the "proposed recapitalization transaction"). The Company's Board of Directors formed a special committee of independent directors on February 22, 2001, to evaluate the proposed recapitalization transaction on behalf of the Company's shareholders. The special committee recommended, and on April 24, 2001, the Board of Directors approved, the proposed recapitalization transaction. See the PROPOSED RECAPITALIZATION TRANSACTION section of Management's Discussion and Analysis of Financial Condition and Results of Operations for additional discussion.

RESULTS OF OPERATIONS

Sales

Net sales for the second quarter of 2001 were $546.9 million, down 4.6 percent from the second quarter of 2000. Sales to the Company's key mass merchant, specialty store and home improvement accounts increased, with top ten customer sales increasing approximately 6.7 percent over the second quarter of 2000. The increase in sales to key customers was offset by a lower volume of sales to department stores, smaller specialty stores and institutional customers, and lower sales of window fashions products to distributors and fabricators, resulting in the overall decrease in net sales. Net sales for the second quarter of 2000 also included sales under the Disney license, which was not renewed for fiscal 2001. Compared to the second quarter of 2000, sales of bedding products were lower, while sales of bath products were higher, in 2001. Similar changes in sales volume and mix were experienced in the first quarter of 2001, resulting in the decrease in year-to-date net sales to $1.117 billion, 4.2 percent lower than the prior year.

Earnings

Net income for the second quarter of 2001 was $17.0 million, or $0.93 per diluted share, compared to $19.4 million, or $1.06 per diluted share in the second quarter of 2000. Net income for the second quarter of 2001 included a pretax charge of $1.2 million primarily for legal fees associated with the proposed recapitalization transaction. Additionally, second-quarter net income included $0.5 million of pre-tax income in 2001 and $2.9 million of pre-tax expense in 2000 related to previously announced plans to restructure manufacturing operations at certain facilities. See the RESTRUCTURING AND REALIGNMENT EXPENSES section of Management's Discussion and Analysis of Financial Condition and Results of Operations for additional discussion.

Operating earnings for the second quarter of 2001 were lower than the second quarter of 2000 due to the decrease in sales volume and a decrease in the Company's gross margin for the second quarter, from 20.3 percent in 2000 to 18.4 percent in 2001. The gross margin percentage is calculated by dividing net sales less costs of goods sold, by net sales. Several factors contributed to the lower gross margin percentage in 2001. The margins in the second quarter of 2001 were negatively impacted by the continuation of the trend experienced during the three previous quarters of higher levels of off-quality and closeout product sales, and by a higher mix of lower-margin bath products, compared to the prior year. Raw material costs, due primarily to lower cotton rebates in the current quarter, and energy costs, principally for natural gas, were higher in the second quarter of 2001 than in the prior year. Lower manufacturing volumes, due to efforts to reduce inventory levels, resulted in greater levels of under-absorbed overhead when compared to the second quarter of 2000.

Selling, general and administrative expenses were lower in the second quarter of 2001 than in the second quarter of 2000, primarily reflecting: (i) adjustments to incentive compensation expense due to this year's lower earnings; and (ii) lower spending on advertising. In addition, the second-quarter 2000 selling, general and administrative expenses included a $2.2 million accrual related to a state sales and use tax assessment from the state of Wisconsin.

Net income for the first six months of 2001 was $30.1 million, or $1.65 per diluted share, compared to last year's $39.6 million, or $2.16 per diluted share. Net income for the first six months of 2001 included pretax charges of $3.5 million that primarily consisted of financial advisory and legal fees associated with the proposed recapitalization transaction. Additionally, net income for the first six months included $0.5 million of pre-tax income in 2001 and $2.9 million of pre-tax expense in 2000 related to previously announced plans to restructure manufacturing operations at certain facilities. See the RESTRUCTURING AND REALIGNMENT EXPENSES section of Management's Discussion and Analysis of Financial Condition and Results of Operations for additional discussion.

Operating earnings for the first six months of 2001 were lower than prior year due to the decrease in sales volume and a decrease in the Company's gross margin, from 19.8 percent in 2000 to 18.0 percent in 2001. This decrease in the gross margin percentage for the first six months of the year reflects the impact of the previously discussed second-quarter factors, which had a similar effect on first quarter results.

Selling, general and administrative expenses were lower in the first half of 2001, compared to the first half of 2000 due to several factors. During the second quarter of 2001, the Company reversed its incentive compensation accruals to reflect the current year's lower earnings. The Company's spending on advertising in the first six months of 2000 was higher than current year levels, due to the promotion of the Springmaid(R) brand rollout to the mass merchant channel. Selling, general and administrative expenses in the first six months of both years also reflect the impact of a state sales and use tax assessment. During the second quarter of 2000, the Company received a $3.0 million sales and use tax assessment from the state of Wisconsin. Management performed an initial analysis of the several tax issues raised in the assessment, evaluated the basis for the claimed underpayment of tax, estimated the potential for settlement, and accrued approximately $2.2 million. During the third and fourth quarters of 2000, the Company engaged consultants to assist in the evaluation of the assessment and negotiation with the state of Wisconsin. Springs was able to challenge several of the positions taken by the state and provided additional documentation that significantly reduced the Company's tax exposure. During the first quarter of 2001, the Company reached a settlement with the state of Wisconsin for approximately $0.5 million. As a result of this settlement, the Company was able to reverse approximately $1.7 million during the first quarter of 2001. Fees for consulting services performed through the settlement were approximately $0.5 million. The net effect on year-to-date 2001 earnings was an increase of approximately $1.3 million. The higher year-to-date provision for uncollectible receivables in 2001 reflects the adverse effects on certain retail customers from the general slowdown in the retail economy.

Income Taxes

The Company's provision for income taxes for fiscal 2001 is based on an estimated 37 percent effective tax rate. This estimated effective tax rate does not take into consideration the proposed recapitalization transaction. Refer to the PROPOSED RECAPITALIZATION TRANSACTION section of Management's Discussion and Analysis of Financial Condition and Results of Operations for additional discussion. If the proposed recapitalization transaction is completed, the effective tax rate for the year will be higher than currently estimated due to the treatment of certain merger-related expenses. The effective tax rate for 2000 was also 37 percent.

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

The Company recorded a charge of $2.4 million in fiscal 2000, which included a $1.1 million accrual for severance costs arising from the elimination of an estimated 326 manufacturing positions and a $1.3 million impairment charge for disposal of machinery and equipment. Impairment was determined by comparing the net book value against estimated sales value less costs to sell. In the second quarter of 2001, the severance accrual was reduced by $0.5 million due to the Company's ability to place a greater-than-expected number of associates affected by the restructuring plan elsewhere within the Company.

As a result of the plan, the Company expects that its annual operating costs will be improved by approximately $3.5 million. Including one-time transition costs and a partial-year benefit, operating costs in 2001 are expected to be improved by approximately $3.2 million. The restructuring plan is expected to be completed by the fourth quarter of 2001.

Changes in the restructuring accruals since the adoption of the plan are as follows: (in millions)

                                             Severance       Asset
                                              Accrual      Impairment
                                             ---------     ----------
         Original accrual as of
          December 6, 2000                    $  1.1         $  1.3
         Cash payments                          (0.4)            --
         Charged against assets                   --           (1.3)
         Adjustment                             (0.5)            --
                                              ------         ------
         Accrual balance as of
          June 30, 2001                       $  0.2         $  0.0
                                              ======         ======


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
                                         ======         ======         ======

CAPITAL RESOURCES AND LIQUIDITY

During the first quarter of 2001, the Company borrowed an additional $65.0 million through its existing long-term revolving credit facility, $35.0 million of which was classified as short-term borrowings. In the second quarter of 2001, the Company repaid the $35.0 million classified as short-term borrowings and an additional $35.0 million that was classified as long-term debt under this facility. The remaining $55.0 million balance outstanding under this facility has been classified as long-term debt. This activity reflects the Company's seasonal use of cash in the first quarter and positive cash flows in the second quarter. The LIBOR-based weighted-average interest rate on this agreement was
4.1 percent as of June 30, 2001.

Springs expects that positive operating cash flows for the remaining quarters of the year will be more than sufficient to provide for the approximately $110.0 million of expected capital expenditures for 2001 and allow the Company to make its scheduled repayments of long-term debt, resulting in positive cash flows for the year.

The majority of the Company's existing financing arrangements will be refinanced if the proposed recapitalization transaction is completed. Refer to the PROPOSED RECAPITALIZATION TRANSACTION section of Management's Discussion and Analysis of Financial Condition and Results of Operations for additional discussion.

ACQUISITIONS

Effective January 2, 2001, the Company acquired certain assets of Maybank Textile Corp. ("Maybank"), a manufacturer of rug yarn. Prior to the acquisition, Maybank was a supplier to Springs, its largest customer. The acquisition included all of the assets used by Maybank to supply yarn to Springs. The purchase price was approximately $12.4 million. The acquisition was accounted for as a purchase in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" ("APB 16"), and the operating results for the acquired business have been included in the Company's consolidated financial statements since the January 2, 2001, acquisition date. The purchase price was allocated to the assets acquired based on their estimated fair value at the date of acquisition. The excess of the purchase price over the fair value of the assets acquired, which totaled $2.0 million, has been recorded as goodwill and is currently being amortized on a straight-line basis over 20 years. Due to the supplier-customer relationship between Maybank and Springs prior to the acquisition, pro-forma operating results are not materially different than previously reported results.

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

The excess of the purchase price over the fair value of the assets acquired, which totaled $3.9 million, has been recorded as goodwill and is currently being amortized on a straight-line basis over 20 years. The pro-forma impact on sales and operating profits for 2000 was not material.

See RECENTLY ISSUED ACCOUNTING STANDARDS for a discussion of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS 141") and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"), and the impact on accounting for goodwill in future periods.

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

Refer to the ACCOUNTING CHANGES section of Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of the impact of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") on market risk sensitive instruments and positions.

Interest Rate Risk: Springs is exposed to interest rate volatility with regard to existing issuances of variable rate debt. The Company uses interest rate swaps to reduce interest rate volatility and funding costs associated with certain debt issues, and to achieve a desired proportion of variable versus fixed-rate debt, based on current and projected market conditions. The fair value of the Company's interest rate swap contracts as of June 30, 2001, was a loss of $3.9 million, which is recorded in other noncurrent liabilities with an offsetting after-tax amount recognized in accumulated other comprehensive loss. The fair value of these instruments increased during the second quarter, due to increases in long-term interest rates.

Commodity Price Risk: The Company is exposed to price fluctuations related to anticipated purchases of certain raw materials, primarily cotton fiber. Springs uses a combination of forward delivery contracts and exchange-traded futures contracts, consistent with the size of its business, to reduce the Company's exposure to price volatility. The fair value of cotton futures contracts held as of June 30, 2001 was a loss of $8.1 million, which is recorded in other accrued liabilities with an offsetting after-tax amount recognized in accumulated other comprehensive loss. The loss recognized related to cotton futures contracts has increased during the second quarter due to an increase in the number of cotton futures contracts held and lower market prices for cotton.

The Company is also exposed to price fluctuations related to anticipated purchases of natural gas. The Company utilizes commodity swap contracts to fix the price it pays for natural gas for a significant portion of its expected utilization and thereby reduce the Company's exposure to changes in future cash flows due to natural gas price volatility. The fair value of the Company's natural gas swap contracts at June 30, 2001 was a loss of $0.9 million, which is recorded in other accrued liabilities with an offsetting after-tax amount recognized in accumulated other comprehensive loss.

Foreign Exchange Risk: The Company is exposed to foreign exchange risks to the extent of adverse fluctuations in certain exchange rates, primarily the Canadian dollar and Mexican peso. The Company does not believe that reasonably possible near-term changes in foreign currencies will result in a material impact on future earnings or cash flows.

ACCOUNTING CHANGES

Effective December 31, 2000 (fiscal 2001), the Company adopted SFAS 133, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)." This statement, as amended, requires the Company to recognize all derivatives on the Consolidated Balance Sheets at fair value, with changes in fair value recognized in earnings unless specific criteria are met for derivatives in qualifying hedging transactions. Changes in fair value of derivatives in qualifying cash flow hedging transactions are reflected in accumulated other comprehensive loss and reclassified into earnings at the time the corresponding hedged transaction is recognized in earnings.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, which requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. The Company does not believe that the adoption of SFAS 141 will have a significant impact on its financial position, results of operations and cash flows.

In July 2001, the FASB issued SFAS 142, which is effective December 30, 2001 (fiscal 2002). SFAS 142 requires, among other things, the discontinuance of goodwill amortization. In addition, the standard includes provisions for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles, reclassification of certain intangibles out of previously reported goodwill and the identification of reporting units for purposes of assessing potential future impairments of goodwill. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The

Company is currently assessing but has not yet determined the impact of SFAS 142 on its financial position, results of operations and cash flows. For the twenty-six weeks ended June 30, 2001, the Company recorded $1.4 million of amortization expense related to goodwill and $0.4 million of amortization expense related to other intangible assets.

PROPOSED RECAPITALIZATION TRANSACTION

On April 24, 2001, Springs' Board of Directors approved a definitive recapitalization agreement with Heartland Springs Investment Company, an affiliate of Heartland Industrial Partners, L.P., a private equity firm. Upon completion of the recapitalization, which would be accomplished through a merger between Springs and the Heartland affiliate, each public shareholder of Springs would receive $46.00 per share in cash and Springs would become privately held by the Close family, whose ownership interest in Springs' common stock would increase from approximately 41 percent to approximately 56 percent, and Heartland, whose ownership interest in Springs' common stock would be approximately 44 percent.

The recapitalization agreement will require the approval of two-thirds of the outstanding Class A and Class B shares of Springs, with each share casting one vote per share. In addition, the recapitalization agreement will require the approval of a majority of votes cast by shareholders whose shares are being converted into cash (with the Class A and Class B shares voting together as a single class with each having one vote per share). A shareholders' meeting to vote on the proposed transaction has been scheduled for September 5, 2001. The completion of the proposed recapitalization is subject to certain other conditions, including the availability of funding and other customary closing conditions.

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

                           PART II - OTHER INFORMATION

                    ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


During the quarter ended June 30, 2001, the Company filed a Current Report on Form 8-K dated April 24, 2001, announcing that the Company's board of directors had followed the unanimous recommendation of a special committee of independent directors and approved a proposed recapitalization transaction whereby members of the Close family and Heartland Industrial Partners, L.P., would take Springs private. No financial statements were filed with the report. See the PROPOSED RECAPITALIZATION TRANSACTION section of Management's Discussion and Analysis of Financial Condition and Results of Operations for additional discussion.

                                   SIGNATURES


Pursuant to the requirements of Securities Exchange Act of 1934, Springs Industries, Inc. has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SPRINGS INDUSTRIES, INC.



                                          By:      /s/Charles M. Metzler
                                             --------------------------------
                                             Charles M. Metzler
                                             Vice President-Controller
                                             (Duly Authorized Officer and
                                             Principal Accounting Officer)





DATED:  August 14, 2001